Form 10-Q
period 2025-03-31
Akebia Therapeutics, Inc.
filed 2025-05-08
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 5, 2025 was 262,635,836.

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
•the potential impact of global economic developments and geopolitical events on our business, operations, strategies and goals; and
•the timing, outcome and impact of current and any future legal proceedings.
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

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. These risks include, but are not limited to, the following:
•We have incurred significant losses since our inception, and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become and remain profitable.
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
•If we are unable to obtain or maintain marketing approval in jurisdictions outside the United States, we and our partners will not be able to market any of our products or product candidates outside of the United States.
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

•Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
•Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the U.S. or foreign jurisdictions.
•We depend on collaborations with third parties for the development and commercialization of Auryxia, including an authorized generic version of Auryxia, Riona and Vafseo, and if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
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
•Changes in and uncertainty surrounding U.S. trade policy on tariffs could have a material adverse impact on our business, financial condition and results of operations.
•Changes in the geopolitical environment, including U.S. and international trade policies, particularly with respect to China, Europe or Canada, may adversely impact our business and operating results.
•We rely on third parties in China for the manufacture of raw materials, drug substance and drug product for the commercial supply of Vafseo and for early-stage research services for our product candidates. Our commercialization of Vafseo, or our development of our product candidates could be delayed, prevented or impaired if there are disruptions or delays in obtaining these products or services from China due to changes in trade policies, including tariffs.
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
Form 10-Q
For the Quarter Ended March 31, 2025

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$113,374	$51,870
Inventories	19,732	16,243
Accounts receivable, net	61,538	34,368
Prepaid expenses and other current assets	9,138	11,350
Total current assets	203,782	113,831
Property and equipment, net	1,904	2,200
Operating right-of-use assets	7,114	8,218
Goodwill	59,044	59,044
Other long-term assets	38,341	37,377
Total assets	$310,185	$220,670
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,658	$15,180
Accrued expenses and other current liabilities	71,337	63,460
Current portion of deferred revenue	1,241	—
Working Capital Fund liability, current portion	5,991	2,274
Total current liabilities	91,227	80,914
Long-term operating lease liabilities	2,123	3,547
Long-term debt, net	46,511	38,693
Liability related to settlement royalties, net of current portion	47,440	46,697
Liability related to sale of future royalties, net of current portion	51,549	52,066
Working Capital Fund liability, net of current portion	34,420	38,013
Warrant liability	7,220	5,176
Other long-term liabilities	5,114	4,749
Total liabilities	285,604	269,855
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2025 and December 31, 2024; 261,644,590 and 224,848,992 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,696,821	1,629,167
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,672,248)	(1,678,360)
Total stockholders' equity (deficit)	24,581	(49,185)
Total liabilities and stockholders' equity (deficit)	$310,185	$220,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Revenues
Product revenue, net	$55,791	$31,009
License, collaboration and other revenue	1,545	1,598
Total revenues	57,336	32,607
Cost of goods sold
Cost of product and other revenue	7,625	2,594
Amortization of intangible asset	—	9,011
Total cost of goods sold	7,625	11,605
Operating expenses:
Research and development	9,754	9,731
Selling, general and administrative	25,742	25,438
License	701	711
Restructuring	—	58
Total operating expenses	36,197	35,938
Income (loss) from operations	13,514	(14,936)
Other income (expense)
Interest expense	(7,770)	(2,498)
Other income	213	95
Change in fair value of warrant liability	155	(129)
Loss on extinguishment of debt	—	(517)
Net income (loss) before income taxes	$6,112	$(17,985)
Net income (loss)	$6,112	$(17,985)
Comprehensive income (loss)	$6,112	$(17,985)

Net income (loss) per share:
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)

Weighted average common shares outstanding:
Basic	235,497,720	204,955,151
Diluted	241,602,853	204,955,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Operating Activities:
Net income (loss)	$6,112	$(17,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	314	364
Amortization of intangible asset	—	9,011
Bad debt expense	702	—
Change in fair value of warrant liability	(155)	129
Non-cash royalty revenue related to sale of future royalties	(369)	(391)
Non-cash interest expense	6,253	326
Non-cash operating lease expense	1,104	1,017
Non-cash loss on extinguishment of debt	—	294
Write-down of inventory	163	590
Gain on the sale of property and equipment	(172)	—
Stock-based compensation expense	2,187	2,360
Changes in operating assets and liabilities:
Accounts receivable	(27,872)	12,670
Inventory	(4,953)	(4,434)
Prepaid expenses and other current assets	2,212	1,412
Other long-term assets	54	(613)
Accounts payable	(2,234)	(7,501)
Accrued expense and other current liabilities	2,771	(15,045)
Operating lease liabilities	(1,310)	(731)
Deferred revenue	1,241	695
Other long-term liabilities	365	(1,600)
Net cash used in operating activities	(13,587)	(19,432)
Investing Activities:
Purchases of equipment	(18)	—
Proceeds from the sale of property and equipment	172	—
Net cash provided by (used in) investing activities	154	—
Financing Activities:
Proceeds from the issuance of debt	10,000	37,000
Payments of issuance costs related to BlackRock Credit Agreement	(63)	(750)
Proceeds from issuance of common stock, net of issuance costs	64,907	18,740
Proceeds from issuance of stock under employee stock purchase plan	78	70
Proceeds from the exercise of stock options	482	141
Repayment of term debt	(462)	(36,726)
Net cash provided by financing activities	74,942	18,475
Increase (decrease) in cash, cash equivalents and restricted cash	61,509	(957)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$115,059	$43,622

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$2,199	$4,846
Unpaid issuance costs related to BlackRock Credit Agreement	$—	$522

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
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S. Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) Tablets were approved in the U.S. in March 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. Vafseo entered the U.S. market in January 2025. Auryxia® (ferric citrate) is marketed for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis dependent chronic kidney disease, or NDD-CKD. Auryxia lost exclusivity in the U.S. in March 2025.
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
As of March 31, 2025, the Company had cash and cash equivalents of approximately $113.4 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, which are included in the Company's Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission, or SEC, on March 13, 2025, or the 2024 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period.
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of March 31, 2025, cash and cash equivalents primarily included cash on hand.
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
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts showing in the consolidated statements of cash flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$113,374	$51,870
Restricted cash included in other long-term assets	1,685	1,680
Total cash, cash equivalents and restricted cash	$115,059	$53,550
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $1.9 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2025	2024
Beginning balance	$1,212	$1,029
Provision for bad debts	702	(452)
Recoveries/(write-offs)	—	1
Ending balance	$1,913	$578
Manufacturing and Distribution Risk
The Company is dependent on third-party manufacturers, logistics companies and distributors to supply products for commercial activities associated with its products and product candidates, as applicable. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients, or APIs, and formulated drugs related to the Company's product and product candidate activities. These activities, including the commercialization of Auryxia and Vafseo, could be adversely affected by a significant interruption in the supply of APIs and formulated drugs or distribution of finished product to the market.
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
In November 2024, the FASB issued an accounting standards update, ASU 2024-03, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations and comprehensive income (loss). The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments require the disclosure of total selling expenses and an entity's definition of those expenses. ASU 2024-03 will be effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 31, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2024-03 may have on its expense disclosures in the notes to the consolidated financial statements.
3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$7,220	$—	$7,220

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$5,176	$—	$5,176
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES
Inventories consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Inventories, current:
Work-in-process	$16,531	$12,031
Finished goods	3,201	4,212
Inventories, current	$19,732	$16,243
Long-term inventories included in other long-term assets:
Raw materials	381	381
Work-in-process	35,585	34,572
Inventories, long-term	35,966	34,953
Total inventories	$55,698	$51,196
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) totaled approximately $0.2 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2024, the Company realized lower cost of product and other revenue of $3.7 million due to the Company's ability to sell inventory previously written down to zero, its then net realizable value.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
The Company maintained a definite-lived intangible asset related to developed product rights for Auryxia. The intangible asset was initially recorded at fair value and was stated net of accumulated amortization. The Company amortized the intangible asset using the straight-line method over the estimated useful life of six years. The intangible asset was fully amortized as of December 31, 2024. The Company recorded $9.0 million in amortization expense for the three months ended March 31, 2024 related to the developed product rights for Auryxia.
Goodwill
As of each of March 31, 2025 and December 31, 2024, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	March 31, 2025	December 31, 2024
Prepaid manufacturing	$1,221	$4,029
Other	7,917	7,321
Total prepaid expenses and other current assets	$9,138	$11,350
Prepaid manufacturing expenses include advance payments to contract manufacturing organizations, or CMOs, for APIs or drug substance. Such amounts are reclassified to work-in-process inventory upon the quality release of the batches and transfer of title to the Company from the CMO.
Other long-term assets are as follows (in thousands):

Description	March 31, 2025	December 31, 2024
Long-term inventories	$35,966	$34,953
Restricted cash	1,685	1,680
Other	690	744
Total other long-term assets	$38,341	$37,377
See Note 4, Inventories, for further information on long-term inventories.
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities consists of the following (in thousands):

Description	March 31, 2025	December 31, 2024
Product revenue allowances	$27,451	$15,727
Product return reserves, current portion	5,186	5,295
Clinical trial costs	773	1,885
Compensation and related benefits	5,673	9,194
Operating lease liabilities, current portion	5,514	5,400
Royalties due to Panion & BF Biotech, Inc.	3,267	3,543
Professional fees	1,035	1,452
Accrued manufacturing costs	1,580	1,468
Restructuring costs	251	489
BioVectra, Inc. termination fees	4,894	7,204
Liability related to sale of future royalties, current portion	2,048	2,039
Settlement royalties liability, current portion	10,577	5,924
Other	3,088	3,840
Total accrued expenses and other current liabilities	$71,337	$63,460
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date, and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively the Term Loans.
On February 3, 2025, the Company and Kreos entered into a Second Amendment to the BlackRock Credit Agreement , or the Second Amendment, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest will accrue on the Extended Tranche C as if it was advanced on December 31, 2024.
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of March 31, 2025, the Company's interest rate was 11.07%. The Company recognized interest expense related to the BlackRock Credit Agreement of $2.1 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2025	$—
2026	—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(5,928)
Total term loans	$46,511
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
Warrants
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each period with changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $7.2 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
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
Pharmakon Term Loans (Extinguished January 29, 2024)
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or Pharmakon Loan Agreement, which consisted of a secured term loan facility in an aggregate amount of up to $100.0 million, or Pharmakon Term Loans.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized no interest expense and immaterial interest expense related to the Pharmakon Loan Agreement during the three months ended March 31, 2025 and 2024, respectively.
See Note 7, Indebtedness, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for further details.
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
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of the Vifor License Agreement.
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
The $18.3 million, which represented the premium over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, was previously recorded as long-term deferred revenue in the consolidated balance sheets as it represented consideration related to the Vifor License Agreement.
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
Pursuant to the terms of the Vifor Termination Agreement, the Company will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of the Company’s net sales of Vafseo up to $450.0 million to mid-single digit percentage of the Company’s net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by the Company, its affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book, or OB, that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, the Company has the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that the Company will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of the Company’s net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If the Company exercises the Royalty Buy-Down Option, the WCF Royalty Payments, as described below, will continue as described below.
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
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606. The Company therefore determined that the consideration received from CSL Vifor of $43.3 million, comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments. The annual effective interest rate as of March 31, 2025 was 41.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense of $5.4 million for the three months ended March 31, 2025. The Company did not recognize interest expense related to the settlement royalties liability during the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the balances related to the settlement royalties liability were as follows (in thousands):

Description	March 31, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$10,577	$5,924
Long-term portion	47,440	46,697
Total settlement royalties liability	$58,017	$52,621
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
The discount on the Working Capital Fund liability is amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024,
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. The amortization of the deferred gain was $1.0 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	March 31, 2025	December 31, 2024
Current portion	$5,991	$2,274
Long-term portion	34,420	38,013
Total Working Capital Fund liability	$40,411	$40,287
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
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of March 31, 2025 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid $0.5 million and $0.4 million of royalties to HCR during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024 the balances were as follows (in thousands):

Liability related to sale of future royalties	March 31, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$2,048	$2,039
Long-term portion	51,549	52,066
Total liability related to sale of future royalties	$53,597	$54,105
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
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%,
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of March 31, 2025, the remaining lease term for the Cambridge Lease was 1.45 years.
Operating lease costs were $1.2 million for each of the three months ended March 31, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):

Operating Lease Commitments
2025	$4,367
2026	3,613
Total lease commitments	$7,980
Less: present value adjustment	(343)
Current and long-term operating lease liabilities	$7,637
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of March 31, 2025, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $15.6 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceed the current forecast, including review of assumptions of expected future demand and expiry of inventory. The excess firm commitment liability recorded in other long-term liabilities was $3.6 million as of March 31, 2025 and December 31, 2024.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of March 31, 2025, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of March 31, 2025, the Company has committed to purchase $6.1 million of Vafseo drug substance from WuXi STA through the first half of 2025, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of March 31, 2025, the Company has committed to purchase $0.9 million of Vafseo drug product from WuXi STA through the end of 2025, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
Esteve - Assigned Supply Agreement
On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement, under which Esteve would manufacture Vafseo drug substance for commercial use under a volume-based pricing structure. On December 16, 2022, the Company, Mitsubishi Tanabe Pharma Corporation, or MTPC, and Esteve executed the Esteve Assignment Agreement, pursuant to which the Esteve Agreement was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve.
Although the Esteve Agreement was assigned to MTPC in December 2022, the Company and Esteve have agreed to negotiate the terms of a new commercial supply relationship. As of March 31, 2025, the Company has committed to purchase $7.6 million of Vafseo drug substance from Esteve through the end of 2025.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
License Agreements
Panion License Agreement
On April 17, 2019, the Company and Panion & BF Biotech, Inc., or Panion, entered into a second amended and restated license agreement, or Panion Amended License Agreement, which amended and restated in full the license agreement between the Company and Panion. The Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian-Pacific countries, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Company-owned patents, with the right to
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. See Note 10, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of this license agreement.
The Company incurred royalty payments due to Panion of approximately $2.6 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
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
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $42.2 million at March 31, 2025. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three months ended March 31, 2025 and 2024, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of March 31, 2025. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
Until Vafseo's market entry in January 2025, the Company’s only source of product revenue was from the U.S. sales of Auryxia. The Company recognized the following revenue from Vafseo and Auryxia (in thousands):

	Three Months Ended March 31,
Product	2025	2024
Vafseo	$12,034	$—
Auryxia(1)	43,757	31,009
Total product revenues	$55,791	$31,009
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Partner, during the three months ended March 31, 2025.
The following table presents changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Partner (in thousands):

	Three Months Ended March 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$1,241	$—	$1,241
Contract liabilities:
Deferred revenue	$—	$1,241	$—	$1,241
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	380	20,147	387	20,914
Adjustments related to prior year sales	69	400	(164)	305
Credits/payments made	(1,389)	(8,822)	(145)	(10,356)
Balance at March 31, 2025	$496	$27,451	$6,520	$34,467

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	1,910	10,229	961	13,100
Adjustments related to prior year sales	(93)	(1,374)	(105)	(1,572)
Credits/payments made	(2,216)	(18,282)	(1,974)	(22,472)
Balance at March 31, 2024	$1,208	$13,564	$5,798	$20,570
Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable on the condensed consolidated balance sheets. Estimated product returns on product sales that are not expected to be returned within one year are recorded as other long-term liabilities in the unaudited condensed consolidated balance sheets.
Accounts receivable, net related to product sales, was approximately $60.0 million and $32.4 million as of March 31, 2025 and December 31, 2024, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended March 31,
Entity	Description	2025	2024
Medice	License and royalties related to the sale of Vafseo in the EU	$7	$—
MTPC	License and Product Supply of Vafseo in Japan	369	412
JT and Torii	License and royalties related to the sale of Riona in Japan	1,169	1,186
Total license and other revenue		$1,545	$1,598
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,010	$1,545	$(1,989)	$1,566

	Three Months Ended March 31, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,333	$2,327	$(2,968)	$2,692
Contract liabilities:
Deferred revenue(2)	$43,296	$695	$—	$43,991
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and 2024.
(2) See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period:	2025	2024
Deferred revenue — beginning of the period	$—	$—
During each of the three months ended March 31, 2025 and 2024, the Company recognized no revenue from performance obligations satisfied in previous periods.
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with CKD in the European Economic Area, the United Kingdom, Switzerland and Australia, or collectively the Medice Territory.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was included in prepaid expenses and other current assets as of December 31, 2024 on the audited consolidated balance sheets. The $1.4 million was received during the three months ended March 31, 2025.
Pursuant to the terms of the Medice License Agreement, the up-front payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million up-front payment as license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the three months ended March 31, 2025, the Company recognized immaterial revenue from Medice royalties. The Company did not recognize any revenue from Medice royalties during the three months ended March 31, 2024. As of March 31, 2025, there were immaterial contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company will supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the three months ended March 31, 2025 or 2024.
MTPC Collaboration Agreement
On December 11, 2015, the Company and MTPC entered into a Collaboration Agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to Vafseo in the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies Vafseo to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information and Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of the MTPC Agreement.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $7.3 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2025, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized revenue from MTPC royalties of $0.4 million during each of the three months ended March 31, 2025 and 2024. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025, there were no accounts receivable, payables or deferred revenue and $0.4 million in contract assets recorded in connection with the MTPC Agreement.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or JT and Torii Sublicense Agreement, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of this sublicense agreement.
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
The Company recognized license revenue of $1.2 million during each of the three months ended March 31, 2025 and 2024 related to royalties earned on net sales of ferric citrate hydrate in Japan under the trade name Riona. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of March 31, 2025, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 261,644,590 and 224,848,992 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of March 31, 2025 and December 31, 2024.
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
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2024, the Company sold
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14,271,631 shares of its common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the three months ended March 31, 2025, the Company sold 9,437,364 shares of its common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
Public Offering
On March 19, 2025, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Leerink Partners LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, collectively, the Underwriters, relating to an underwritten public offering, or the Offering, of 25,000,000 shares, or the Shares, of the Company's common stock. The offering price was $2.00 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $1.88 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 3,750,000 additional shares of common stock, or the Additional Shares, at the public offering price per share and the Underwriters partially exercised their option and purchased 850,000 Additional Shares on April 22, 2025.

Net proceeds from the Offering of the Shares were $46.5 million, after deducting underwriting discounts and commissions and estimated offering expenses and net proceeds from the Offering of the Additional Shares were $1.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.
Unregistered Common Stock
In connection with the Vifor License Agreement, CSL Vifor owns 7,571,429 shares of common stock that are unregistered under the Securities Act. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Warrants to Purchase Common Stock
In connection with the BlackRock Credit Agreement, described in more detail in Note 7, Indebtedness, the Company issued a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, the Company issued additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance. The warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act and, accordingly, the holder thereof may only sell common stock issued upon exercise of such warrants pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $2.2 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity plans:
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			March 31, 2025		December 31, 2024
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and RSUs	153,346	—	163,765	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	10,314,595	—	11,559,708	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	16,092,744	4,399,444	10,390,642	11,340,648
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
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,120,196 options included as outstanding under the 2014 Plan in the table and 2,274,138 options included as outstanding under the 2023 Plan in the table as of March 31, 2025 and 1,151,127 options included as outstanding under the 2014 Plan and 2,534,775 options included as outstanding under the 2023 Plan in the table as of December 31, 2024.
Common Stock Options and Stock Appreciation Rights
During the three months ended March 31, 2025, the Company issued 3,634,400 options to employees under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2025, the Company granted 217,613 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 211,088 options remained outstanding as of March 31, 2025.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined stock option activity for the three months ended March 31, 2025, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
Granted	3,852,013	$2.23	—	—
Exercised	(604,325)	$0.80	—	—
Expired	(249,474)	$11.41	—	—
Canceled and forfeited	(580,529)	$1.65	—	—
Outstanding at March 31, 2025	19,102,010	$3.01	7.54 years	$6,152
Exercisable at March 31, 2025	9,208,835	$4.40	5.92 years	—
As of March 31, 2025, there was approximately $13.2 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 3.17 years.
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
In addition, the Company has granted PSUs to certain employees under the 2023 Plan with a market condition. The PSUs also generally feature a time-based vesting component. The Company uses a Monte Carlo simulation to determine fair value of the award at the grant date. The expense recognized for these awards is based on the calculated fair value multiplied by the number of the target units granted and is amortized over the service period.
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2024	1,321,423	$0.95	4,108,367	$1.59
Granted	—	$—	4,126,200	$2.19
Vested	(566,321)	$1.19	(1,094,226)	$1.68
Forfeited and canceled	(13,133)	$0.63	(423,635)	$1.74
Unvested as of March 31, 2025	741,969	$0.76	6,716,706	$1.94
As of March 31, 2025, there was $12.2 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.38 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of March 31, 2025 and December 31, 2024, a total of 4,354,707 and 4,448,069 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 93,362 shares under the ESPP during the three months ended March 31, 2025.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended March 31,
Stock Options	2025			2024
Risk-free interest rate	4.00%	-	4.38%	3.90%	-	4.23%
Expected volatility	111.97%	-	117.83%	111.33%	-	114.25%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years
Expected dividend yield	—%			—%
Weighted average grant date fair value	$1.92			$1.46
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$139	$87
Research and development	467	419
Selling, general and administrative	1,581	1,816
Restructuring	—	38
Total stock-based compensation	$2,187	$2,360
15.NET INCOME (LOSS) PER SHARE
Potentially dilutive securities, warrants, common stock options, RSUs and SARs have been excluded from the calculation of diluted net income (loss) per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same except for the three months ended March 31, 2025, as the Company had net income for that period. The shares in the table below were excluded from the calculation of diluted net income (loss) per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Warrants	2,848,259	3,076,923
Outstanding common stock options	16,338,423	16,242,463
Unvested RSUs	4,877,428	6,067,233
Unvested PSUs	350,500	—
Stock appreciation rights	273,077	635,313
Total	24,687,687	26,021,932
(1)    The Company granted the Underwriters a 30-day option to purchase up to 3,750,000 additional shares of common stock at the public offering price per share. These shares are excluded from this table. See Note 13, Capital Stock, for more information.
16.Segment Information
The Company operates as one operating segment focused on developing and commercializing innovative therapeutics primarily in the U.S. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the chief executive officer, who is the Company's chief operating decision maker, or CODM, in assessing segment performance and deciding how to allocate resources on a consolidated basis.
The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net income is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$57,336	$32,607
Less:
Direct cost of product and other revenue	5,059	741
Panion royalty	2,566	1,853
Amortization of intangible asset	—	9,011
Research and development	9,754	9,731
Selling, general and administrative	25,742	25,438
License	701	711
Restructuring	—	58
Income (loss) from operations	13,514	(14,936)

Other income (expense)
Interest expense	(7,770)	(2,498)
Other (expense) income	213	95
Change in fair value of warrant liability	155	(129)
Loss on extinguishment of debt	—	(517)
Net income (loss) before income taxes	$6,112	$(17,985)
Net income (loss)	$6,112	$(17,985)
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclose of events both recognized in the accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on March 13, 2025, or the 2024 Form 10-K. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, beliefs and explanations that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Business Overview
We are a fully integrated biopharmaceutical company with two commercial products for patients impacted by kidney disease. We have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. Our team has significant expertise in hypoxia-inducible factor, or HIF, science having developed and commercialized Vafseo® (vadadustat), an oral HIF factor prolyl hydroxylase, or HIF-PH, inhibitor and have selected two additional HIF-based molecules for preclinical development.
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
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia lost exclusivity, or LoE. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
Ferric citrate hydrate has also been approved in Japan, and is marketed and sold by our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

adult patients with IDA under the trade name as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland, the UK, the Balkans and certain countries in Eastern Europe and the Middle East. Averoa applied for marketing authorization for ferric citrate in Europe in April 2024. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization. The final EC decision is expected on June 1, 2025.
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
Product Revenue
We generate product revenue from commercial sales of Auryxia and Vafseo to a limited number of customers, including dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Partner. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, in March 2025, our AG Partner began to sell and distribute an authorized generic version of Auryxia in the U.S. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. In addition, we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle and Auryxia LoE could result in the buying pattern of certain customers in future years being different than their historical practices.
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
Cost of product and other revenue also includes costs to manufacture drug product provided to MTPC and Medice for commercial sales of Vafseo in Japan and in the EEA, the UK, Switzerland and Australia, or collectively the Medice Territory, respectively, as well as to our AG Partner. In addition, cost of product and other revenue includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

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
From inception through March 31, 2025, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities.
License Expenses
License expenses relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement. See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the BioVectra Termination Agreement. Other income (expense) also includes non-cash interest on our liability related to settlement royalties and the amortization of the discount and deferred gain related to our Working Capital Fund (as defined below) liability to Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on our arrangements with CSL Vifor.
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
Recent Events
Public Offering of Common Stock
On March 19, 2025, we entered into an underwriting agreement, or the Underwriting Agreement, with Leerink Partners LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, collectively, the Underwriters, relating to an underwritten public offering, or the Offering, of 25,000,000 shares, or the Shares, of our common stock. The offering price was $2.00 per share, and the Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 3,750,000 additional shares of common stock, or the Additional Shares, at the public offering price per share, and the Underwriters partially exercised their option and purchased 850,000 Additional Shares on April 22, 2025.
Net proceeds from the Offering of the Shares were $46.5 million, after deducting underwriting discounts and commissions and estimated offering expenses and net proceeds from the Offering of the Additional Shares were $1.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

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
At-the-Market (ATM) Offering
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, we filed a prospectus related to our amended and restated sales agreement with Jefferies LLC (which amended and restated the prior sales agreement), pursuant to which we are able to offer and sell up to $75.0 million of our common stock at current market prices from time to time. Since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the three months ended March 31, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$55,791	$31,009	$24,782	80%
License, collaboration and other revenue	1,545	1,598	(53)	(3)%
Total revenues	57,336	32,607	24,729	76%
Cost of goods sold
Cost of product and other revenue	7,625	2,594	5,031	194%
Amortization of intangible asset	—	9,011	(9,011)	*
Total cost of goods sold	7,625	11,605	(3,980)	(34)%
Operating expenses
Research and development	9,754	9,731	23	*
Selling, general and administrative	25,742	25,438	304	*
License	701	711	(10)	(1)%
Restructuring	—	58	(58)	*
Total operating expenses	36,197	35,938	259	1%
Income (loss) from operations	13,514	(14,936)	28,450	(190)%
Other expense, net	(7,557)	(2,403)	(5,154)	214%
Change in fair value of warrant liability	155	(129)	284	(220)%
Loss on extinguishment of debt	—	(517)	517	*
Net income (loss)	$6,112	$(17,985)	$24,097	(134)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Partner.
Net product revenue was $55.8 million for the three months ended March 31, 2025, compared to $31.0 million for the three months ended March 31, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
Auryxia lost exclusivity in the U.S. in March 2025, which may have a negative impact on future Auryxia revenue. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE scenarios. Additionally, in March 2025, our AG Partner began to sell and distribute an authorized generic version of Auryxia in the U.S., which may slightly offset a revenue decline following the LoE. However, our ability to
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
The following table summarizes our product revenue by product for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Product	2025	2024
Vafseo(1)	$12,034	$—
Auryxia(2)	43,757	31,009
Total product revenues	$55,791	$31,009
(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Partner during the three months ended March 31, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $1.5 million for the three months ended March 31, 2025, compared to $1.6 million for the three months ended March 31, 2024.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $7.6 million for the three months ended March 31, 2025 compared to $2.6 million for the three months ended March 31, 2024. The increase was primarily due to a $3.7 million benefit that we recorded during the three months ended March 31, 2024 due to our ability to sell inventory previously written-down as excess inventory and lower Auryxia volume during the three months ended March 31, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $1.4 million for the three months ended March 31, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended March 31, 2025 was valued at cost, our cost of product and other revenue would have been $1.9 million. As of March 31, 2025, we had $27.6 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia, and was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $9.0 million in amortization expense for the three months ended March 31, 2025 and 2024, respectively, related to the developed product rights for Auryxia.
R&D Expenses—R&D expenses were $9.8 million for the three months ended March 31, 2025, compared to $9.7 million for the three months ended March 31, 2024.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Vafseo clinical trial and other external costs	$3,030	$1,726
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,470	1,527
Total external R&D expenses	4,500	3,253
Internal personnel, consulting, facilities and other	5,254	6,478
Total R&D expenses	$9,754	$9,731
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $25.7 million for the three months ended March 31, 2025, compared to $25.4 million for the three months ended March 31, 2024.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $0.7 million for each of the three months ended March 31, 2025 and 2024.
Restructuring Expenses—There were no restructuring expenses and $0.1 million of restructuring expenses for the three months ended March 31, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $7.6 million for the three months ended March 31, 2025, compared to $2.4 million for the three months ended March 31, 2024. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Loss on Extinguishment of Debt. During the three months ended March 31, 2024, we recorded $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans. We did not record any loss on the extinguishment of debt during the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $113.4 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through March 31, 2025, we raised approximately $929.2 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $291.3 million from at-the-market offerings pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We generated net operating income of $6.1 million and incurred net operating loss of $18.0 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. While we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE scenarios, the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. Additionally, in March 2025, our AG Partner began to sell and distribute an authorized generic version of Auryxia in the U.S., which may slightly offset the revenue decline following the LoE.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia, pursue label expansion for Vafseo, and advance our other existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve and maintain profitability or continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period of time anticipated by us, or that additional funding will be available
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

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
Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million was funded on April 19, 2024, and (iii) Tranche C — $10.0 million was funded on February 3, 2025, collectively, the Term Loans. The Term Loan Facility matures on January 29, 2028, or the BlackRock Maturity Date.
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
Liability Related to Settlement Royalties
Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by us, our affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA OB that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of March 31, 2025 was 41.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense of $5.4 million for the three months ended March 31, 2025. As of March 31, 2025, $10.6 million and $47.4 million of the settlement royalties liability is classified as a current and non-current liability, respectively.
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
The Working Capital Fund is considered a debt arrangement with zero coupon interest and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of March 31, 2025, $6.0 million and $34.4 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of March 31, 2025 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement. We recorded $0.4 million of non-cash royalty revenue during each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, $2.0 million and $51.5 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

As of March 31, 2025, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of March 31, 2025, while others are considered future obligations. Our material cash requirements as of March 31, 2025, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Panion License Agreement
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

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
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $42.2 million as of March 31, 2025. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2025	2024
Operating activities	$(13,587)	$(19,432)
Investing activities	154	—
Financing activities	74,942	18,475
Decrease in cash, cash equivalents and restricted cash	$61,509	$(957)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$115,059	$43,622
Operating Activities
Net cash used in operating activities was $13.6 million for the three months ended March 31, 2025. Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net income of $6.1 million reduced by net non-cash adjustments of $10.0 million, including a change in fair value of the warrant liability of $0.2 million, offset by a reduction of $29.7 million in working capital.
Net cash used in operating activities was $19.4 million for the three months ended March 31, 2024. Net cash used in operating activities consisted of a net loss of $18.0 million and net non-cash adjustments of $13.7 million, including amortization of our intangible asset of $9.0 million, and a reduction of $15.1 million in working capital.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 of $0.2 million primarily consisted of proceeds from the sale of property and equipment. No net cash was used in investing activities for the three months ended March 31, 2024.
Financing Activities
Net cash provided by financing activities was $74.9 million for the three months ended March 31, 2025, which primarily consisted of proceeds of $10.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $64.9 million from the sale of common stock from our March 2025 underwritten public offering and under our ATM facility.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

Critical Accounting Estimates and Significant Judgments
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, other long-term liabilities, a liability related to settlement royalties, revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including our right-of-use assets and goodwill. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
During the three months ended March 31, 2025, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2024 Form 10-K.
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
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of March 31, 2025 due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K, that was filed with the SEC on March 13, 2025, or 2024 Form 10-K, as of December 31, 2024, our management identified a material weakness in our internal control over financial reporting. Specifically, we did not effectively document controls that operated with a sufficient level of precision to evaluate the completeness, accuracy and reasonableness of the product sales forecast, which is used in the evaluation of excess inventory, including the calculation of excess firm purchase commitments and the classification of current and non-current inventory, or the Remaining Control Deficiencies.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

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
On November 6, 2024, Sandoz AG filed an opposition against our issued European Patent No. 3007695 covering vadadustat once daily dosing regimen in the European Patent Office. On March 18, 2025, we timely submitted a Patent Proprietor’s Reply to the Notice of Opposition.
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
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We have incurred significant losses since our inception, and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become and remain profitable.
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia, pursue label expansion for Vafseo, and advance our other existing programs. However, we have incurred net losses each year since our inception, and although we generated net income of $6.1 million for the three months ended March 31, 2025, we cannot guarantee when, if ever, we will become and remain profitable. As of March 31, 2025, we had an accumulated deficit of $1.7 billion.
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
Our ability to generate product revenue and achieve and maintain profitability depends on our ability to manage expenses and the overall success of Auryxia, Vafseo and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:
•obtaining and maintaining adequate or favorable pricing and reimbursement from private and governmental payors for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining and maintaining market acceptance of Auryxia, Vafseo and any other product candidate, including those that may be in-licensed or acquired;
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

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
•the potential impact of geopolitical pressures, including tariffs and global trade policies, or the BIOSECURE Act on our ability to conduct our business as currently conducted;
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
Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, or UK, Switzerland and Australia, or collectively, the Medice Territory. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. If Medice’s launch of Vafseo in certain countries in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.
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
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. Pursuant to the terms of
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

the Vifor Termination Agreement, we have agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, we will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by us through such WCF Royalty True-Up Date. If we are not successful in commercializing Vafseo, including maintaining contracts with dialysis organizations on favorable terms, or at all, our expected revenue related to Vafseo would be adversely impacted and we may be unable to repay all or part of the WCF Royalty Payments, which could have a material adverse impact on our consolidated financial statements and our ability to achieve and maintain profitability.
Our ability to achieve and maintain profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, additional R&D and selling, general and administrative expenses for ongoing development and commercialization of Auryxia and Vafseo, which could lead to operating losses for the foreseeable future. We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia, Vafseo and any other products, including those that may be in-licensed or acquired, as well as costs relating to the R&D of Vafseo and any other product candidate, including those that may be in-licensed or acquired. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve and maintain profitability and our financial position will depend, in part, on the rate of our future expenditures, the timing of our product, collaboration, license and other revenue, the timing and amount of any repayment of the WCF Royalty Payments, our continued compliance with the terms of the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and our ability to obtain additional funding, should it be needed. In addition, we expect to continue to incur significant expenses if and as we:
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
•repay, and pay any associated pre-payment penalties, if applicable, the term loans in an aggregate principal amount of $55.0 million, or the Term Loans, that were made available to us pursuant to the BlackRock Credit Agreement;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

We have expended and may in the future expend significant resources on our legal proceedings, as described above under Part II, Item 1. Legal Proceedings, including any legal proceedings that may be brought by or against us in the future.
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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include Auryxia or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona (ferric citrate hydrate) and Vafseo in Japan, generate product revenue from Vafseo in the U.S., generate royalties from Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of March 31, 2025, our cash and cash equivalents were $113.4 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

•the timing and number of additional generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia in March 2025, the pricing of generic versions of Auryxia and the timing of, and the magnitude of, the impact on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia, pursue label expansion for Vafseo and advance our other existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve or maintain profitability or continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as tariffs, rising inflation, increasing interest rates, slower economic growth or recession, global trade policies, global supply chain disruptions, the Russia-Ukraine war, the Israel-Hamas war and the war in the Middle East and tensions between China and Taiwan, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock in an at-the-market offering with gross proceeds of $24.3 million, and during the three months ended March 31, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million. In addition, on March 21, 2025, we sold 25,000,000 shares of our common stock in an underwritten public offering with net proceeds of $46.5 million, and on April 22, 2025, we sold an additional 850,000 shares of our common stock in connection with the partial exercise of the underwriters' 30-day option to purchase additional shares in such underwritten public offering with net proceeds of $1.6 million. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator. In December 2024, we entered into an amendment to the Cyclerion Agreement, pursuant to which we amended the terms of the Cyclerion Agreement, and we now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we have progressed preclinical studies for praliciguat, we needed to do additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trials, and when the clinical trials are started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of praliciguat as a result of the additional manufacturing work or otherwise, or the potential benefits of praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date, an additional amount of $8.0 million, or the Tranche B Loan, was drawn on April 19, 2024, and an additional $10.0 million was drawn on February 3, 2025, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding our obligations under the BlackRock Credit Agreement. The Term Loan Facility had an initial maturity date of March 31, 2025, which was automatically extended to January 29, 2028, or the Maturity Date, because we received FDA approval for Vafseo prior to June 30, 2024.
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on the Closing Date and ending on December 31, 2026 (as extended at our option), or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. If any of these events occur, and we are required to repay principal sooner than we anticipate, it would have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, will adversely affect our revenue from Auryxia. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. In addition, we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle and Auryxia LoE could result in the buying pattern of certain customers in 2025 and future years being different than their historical practices. If Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or do not keep Vafseo on their medical protocols, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected. For example, in the quarter ended March 31,
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

2025, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large and small dialysis organizations, our results of operations will be negatively impacted.
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
We believe our revenue growth for Auryxia has been negatively impacted by the COVID-19 pandemic since 2021 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future Auryxia revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our Auryxia revenue growth for the foreseeable future.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
Several healthcare facilities, including DaVita, have previously restricted access for non-patients as a result of the COVID-19 pandemic, resulting in restricted access for certain members of our sales force. Such precautionary measures have since been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with those customers. Nevertheless, some restrictions remain and restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and ultimately our sales, including with respect to Vafseo. In addition, restrictions may be put in place due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus, or due to outbreak of other infectious diseases, such as H1N1 virus (Swine Flu) and H5N1 virus (bird flu). Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the U.S. for Auryxia and Vafseo, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

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
Additionally, we will be required to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three distributors, DaVita, Fresenius Medical Care Rx and USRC, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended March 31, 2025. Due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, or if due to changes in distribution, dialysis organizations and/or specialty pharmacies are not able to meet market demand causing slower dispensing times and potentially impacting refill rates, it would adversely impact the market opportunity for our products, our product revenues and operating results.
Furthermore, the U.S. dialysis market is unique and is dominated by three providers: DaVita, Fresenius and USRC, which account for a vast majority of the dialysis population in the U.S. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely matter or at all, our business may be materially harmed.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on partners to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, or the Hyperphosphatemia Indication. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice launched and has received pricing and reimbursement for Vafseo in certain countries in Europe and is working on launching and securing pricing and reimbursement for Vafseo in other markets across Europe. There is no guarantee of the timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, will affect our revenue from Auryxia. We and our licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., or AG Partner, pursuant to which, since March 20, 2025, they began selling an authorized generic version of Auryxia. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. In addition, we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle and Auryxia LoE could result in the buying pattern of certain customers in future years being different than their historical practices. If Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.
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
Auryxia is competing in the iron deficiency anemia, or IDA, market in the U.S. with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which was launched in the U.S. for the treatment of IDA in July 2021.
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

In Japan, our Japanese sublicensee, Japan Tobacco International, or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona. In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
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
Furthermore, certain companies are developing potential new therapies for the treatment of renal-related diseases that could potentially reduce injectable erythropoiesis stimulating agent, or ESA, utilization and thus limit the market potential for Vafseo if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment. In addition, other new therapies for the treatment of patients with CKD not on dialysis, or NDD-CKD, may slow the progression of NDD-CKD patients becoming DD-CKD patients thereby reducing the DD-CKD patient population which may impact the market opportunity for Vafseo.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

•enrollment in our clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors, such as our contract research organizations, or CROs, may fail to comply with regulatory requirements, perform effectively, or meet their contractual obligations to us in a timely manner, or at all, or we may fail to communicate effectively or provide the appropriate level of oversight of such third-party contractors;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
The patient populations treated with Auryxia and Vafseo have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, in its most severe form, results in, kidney failure and the need for dialysis or kidney transplant. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events is high.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization. The final EC decision is expected on June 1, 2025.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

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
If we are unable to obtain or maintain marketing approval in jurisdictions outside the United States, we and our partners will not be able to market any of our products or product candidates outside of the United States.
In order to market and sell our products and product candidates in the European Union, Japan and many other jurisdictions, we or our partners must obtain or maintain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain or maintain approval may differ substantially from that required to obtain or maintain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining or maintaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We and our partners may not obtain or maintain approvals from regulatory authorities outside the United States on a timely basis or at all.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if approved.
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial is ongoing and actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. With regard to Auryxia for the treatment of IDA in adult NDD-CKD patients, or IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a required milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication and required that the final report be submitted in August 2024. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, and we continued to conduct feasibility, however, we have not commenced start-up of this study. In February 2024, we requested an extension for the submission of the final report and such request was denied by the FDA in April 2024. In October 2024, we received a letter from the FDA regarding our non-compliance with PREA due to our failure to complete the IDA post-approval pediatric study, and we submitted our response, including a proposal to waive the PMR with regard to the IDA Indication, to the FDA on November 1, 2024. In March 2025, the FDA granted our waiver of the PMR with regard to the IDA Indication. If we are unable to complete the study with respect to the Hyperphosphatemia Indication successfully or have further delays in completing the study, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Securities Exchange Act of 1934, as amended, or the Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product's FDA approved-labeling and proactively speak to formulary committee members of payors regarding certain types of data and information for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
In addition, if a company’s activities are determined to have violated the federal Anti-Kickback Statute, this will also give rise to liability under the federal False Claims Act and such violations can result in significant fines, criminal and civil remedies, and exclusion from Medicare and Medicaid. There is increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention. If any of
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

our relationships or activities is determined to violate applicable federal and state anti-kickback laws, false claims laws, or other laws or regulations, the company and/or company executives, employees, and other representatives could be subject to significant fines and criminal sanctions, imprisonment, and potential exclusion from Medicare and Medicaid, and could harm our reputation or result in significant legal expenses and distraction of management.
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and The Committee for Medicinal Products, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our products and product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were terminated on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention and FDA, which have traditionally provided funding for basic research, R&D, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
On June 6, 2023, Merck & Co. Inc. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim, and
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

Teva also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases.
More recently, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. In addition, we granted to Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. With respect to Vafseo, we entered into a
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to some prerequisite activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
In February 2025, in advance of the market entry of generic competition to our branded Auryxia following LoE, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Partner, pursuant to which, on March 20, 2025, our AG Partner began selling an authorized generic version of Auryxia. We will be relying on our AG Partner for the commercialization of this authorized generic. If competition, including from generics other than our AG Partner, capture sales or if generics other than our authorized generic are sold at a greater discount to Auryxia’s price than anticipated, it could materially and adversely affect our expected revenues. In addition, we are responsible for supplying product to our AG Partner, and if there are problems in the supply chain, we could be subject to certain penalties, which could be substantial.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third-party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia and Vafseo, including wholesale distributors and certain specialty pharmacy providers. Our reliance on third-party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently rely on a single source supplier for Auryxia drug substance and drug product, including our authorized generic, and alternate sources of supply may not be readily available. We have also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and Vafseo;
•we are unsuccessful in validating new sites;
•our commercial supply arrangements for Auryxia or Vafseo are terminated;
•any of our third-party manufacturers are unable to fulfill the terms of their agreements with us due to technical issues, natural disasters or other reasons, including with respect to quality and quantity, or are unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings;
•any of our third-party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason; or
•any of our third-party distributors fail to perform or encounter any damage or other disruption at their facilities.
If we, or any of our third-party manufacturers or distributors cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia and/or Vafseo or may experience delays in the development of our products or product candidates, which could materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo to satisfy the requirements of our customer and supply contracts, we may be subject to contractual penalties, which could be substantial. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third-party manufacture Auryxia or Vafseo. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
In addition, the cost of obtaining Auryxia and Vafseo is subject to adjustment based on our third-party manufacturers’ costs of obtaining raw materials and producing the product. We have limited control over the production costs of Auryxia and Vafseo, including the costs of raw materials, and have seen increases in the production costs of Auryxia and Vafseo, and any significant increase in the cost of obtaining our products could materially adversely affect our revenue for Auryxia and Vafseo.
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we have experienced issues in manufacturing Auryxia, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or Vafseo where approved, would negatively and materially impact our reputation and financial condition.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third-party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third-party manufacturers to manufacture Vafseo will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third-party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, if we have high amounts of write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia or Vafseo, and our financial condition could be harmed.
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
Moreover, our failure or the failure of our third-party manufacturers or distributors to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third-party manufacturers or distributors, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in the U.S., Japan or Europe, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or Vafseo. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia or Vafseo for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third-party manufacturers’ or distributors' control, it may adversely impact our ability to supply Auryxia or Vafseo, and we may incur significant financial harm.
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

In addition, Auryxia, Vafseo and our product candidates may compete with other products and product candidates for access to third-party manufacturing facilities. A third-party manufacturer or distributor may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols. Certain of these third-party manufacturing facilities may be contractually prohibited from manufacturing Auryxia, Vafseo or our product candidates due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third-party manufacturers' or distributors' ability to meet our demand, which could adversely impact our ability to supply Auryxia, Vafseo or our product candidates, and we may incur significant financial harm.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
Changes in and uncertainty surrounding U.S. trade policy on tariffs could have a material adverse impact on our business, financial condition and results of operations.
The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce, or the Commerce Department, announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on future imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Changes in the geopolitical environment, including U.S. and international trade policies, particularly with respect to China, Europe or Canada, may adversely impact our business and operating results.
Many of our manufacturers and suppliers for Auryxia and Vafseo are located in China, Europe and Canada, and we will likely continue to rely on foreign CMOs in the future. The manufacturing of our drug product for commercial use of both Auryxia and Vafseo takes place in Canada through a third-party manufacturer, Patheon Inc., or Patheon. The manufacturing for commercial use of both Auryxia and Vafseo drug substance takes place in France and Spain, respectively. Also, the manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer, STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Europe, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Europe, Canada or other countries, trade agreement disputes or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical manufacturers. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, as of February 20, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on our ability to commercialize Auryxia and Vafseo or the development of our product candidates and our business operations.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our products and product candidates, affect the demand for our products, the competitive position of our products or product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China and Canada, including pursuant to our manufacturing service arrangements with WuXi STA and Patheon. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S., Chinese, European, Canadian or other government takes retaliatory trade actions due to the
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

recent trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
Although the composition and use of Auryxia is currently claimed by 3 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 13 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia, Vafseo or any of our potential future products. If our OB-listed patents are successfully challenged by a third party and a generic version of Auryxia or Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers that allowed such ANDA filers to market a generic version of Auryxia in the U.S. as of March 20, 2025. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers and may not ultimately be successful in an ANDA litigation.
While we expect that the availability of the authorized generic version of Auryxia and any additional generic versions of Auryxia will negatively impact our net product revenue for Auryxia and our results of operations, it is difficult to estimate the impact of generics on Auryxia net product revenue, and if the impact is greater than we currently anticipate, it may materially adversely impact our business and results of operations. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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
FibroGen, Inc., or FibroGen, has filed patent applications in the U.S. and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. In November 2023, we and our collaboration partner, MTPC, entered into a Settlement and Cross License Agreement, or the Settlement Agreement, with FibroGen and its collaboration partner, Astellas. The Settlement Agreement resolves all patent disputes between us, MTPC, FibroGen and Astellas in the EU, the contracting states to the European Patent Convention, the UK and Japan, or the Settlement Territory. We may in the future initiate invalidity actions or other legal proceedings with respect to FibroGen patents outside of the Settlement Territory. If we are not successful in such proceedings, FibroGen could try to claim that our products infringe their patent rights.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain key personnel. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, we implemented a reduction of our workforce in April and May 2022 by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. Losing members of management and other key personnel could subject us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

As previously disclosed in our 2024 Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management concluded that we did not design and maintain effective controls over inventory. Specifically, we did not maintain effective review controls that operated with a sufficient level of precision to evaluate the completeness, accuracy and reasonableness of the product sales forecast, which is used in the evaluation of excess inventory, including the calculation of excess firm purchase commitments and the classification of current and non-current inventory. For further discussion of the material weakness, see Part I, Item 4, “Controls and Procedures.”
We have taken and plan to continue to take actions to remediate this material weakness: increasing the level of precision of our review controls that support the completeness, accuracy and reasonableness of the sales forecast used to support our inventory evaluations, including the identification and consideration of contrary evidence that could detect a potential error in the sales forecast. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation. For example, we previously identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020.
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
Security breaches and unauthorized use of our information technology systems and information, or the information technology systems or information in the possession of our collaborators, contractors and other third parties, could damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
We, our collaborators, contractors and other third parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet and artificial intelligence based software, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase most of our information technology from vendors or service providers, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.
In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

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
Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information that could impact our business operations, including our clinical trials. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third-party service providers. A security incident, cyber attack or other unauthorized access to our systems, could affect our ability to operate our business or the ability of our vendors or third-party service providers to provide services pursuant to their contractual obligations. A security breach, cyberattack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the U.S. protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyberattacks can include malware, computer viruses, hacking, social engineering, zero day vulnerabilities or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyberattacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns that impact our business operations or the unauthorized disclosure of confidential information.
Although we believe our collaborators, vendors and service providers, such as our CROs, take steps to manage, mitigate and avoid information security risks and respond to attacks, we may be adversely affected by attacks against our collaborators, vendors or service providers, and we may not have adequate contractual remedies against such collaborators, vendors and service providers to remedy any harm to our business caused by such event. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other contractors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees may be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Cyber-attacks have become more prevalent and much harder to detect and defend against. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, including the use of artificial intelligence to generate sophisticated spoofed emails and deep fake voice and video, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures, and we might not immediately detect such incidents and the damage caused by such incidents.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
Our financial statements include long-lived assets, including goodwill as a result of the Merger. Other long-lived assets, including property and equipment, right-of-use assets or goodwill, could become impaired in the future under certain conditions. Any potential future impairment of property and equipment, our right-of-use assets or goodwill may significantly impact our results of operations and financial condition.
As of March 31, 2025, we had approximately $59.0 million of goodwill from the Merger, $1.9 million of property and equipment and $7.1 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, market entry of generic competition to Auryxia, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
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
As of March 31, 2025 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 5.8% of our outstanding shares of common stock and the Vanguard Group, or Vanguard, beneficially owned approximately 4.8% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock or Vanguard could cause the price of our common stock to decline. In addition, as of March 31, 2025, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
As of March 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended March 31, 2025, we did not have any sales of unregistered securities, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1—Director and Officer Trading Arrangements
From time to time, the Company's directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), engage in open-market transactions with respect to Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 100

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K (000-36352), filed on March 14, 2024).

10.1
Fourth Amended and Restated Non-Employee Director Compensation Program, effective January 27, 2025 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (000-36352), filed on March 13, 2025).

10.2!
Second Amendment to Agreement for the Provision of a Loan Facility, dated February 3, 2025, by and between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited (incorporated by reference to Exhibit 10.105 to the Company's Annual Report on Form 10-K (000-36352), filed on March 13, 2025).

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 102