Form 10-Q
period 2025-06-30
Akebia Therapeutics, Inc.
filed 2025-08-07
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of August 4, 2025 was 265,145,038.

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
•the timing and number of additional generic versions of Auryxia that enter the market following the loss of exclusivity for Auryxia which occurred in March 2025, the pricing of generic versions of Auryxia, and the impact of the loss of exclusivity on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
•additional costs we may incur due to events associated with or resulting from our prior workforce reductions or other operating expenses, including additional costs related to Vafseo and selling, general and administrative expenses;
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
•If we are unable to maintain sales and marketing capabilities or enter into or maintain agreements with third parties, we may not be successful in commercializing Auryxia, Vafseo or any other product candidates that may be approved.
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
•We depend on collaborations with third parties for the development and commercialization of Auryxia, an authorized generic version of Auryxia, Riona and Vafseo. If these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
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
•Changes in the geopolitical environment, including U.S. and international trade policies, particularly with respect to China, Europe or Canada, may adversely impact our business and operating results. We rely on international third parties for the manufacture of raw materials, drug substance and drug product for the commercial supply of Auryxia and Vafseo and for early-stage research services for our product candidates, the commercialization of which may be prevented or impaired if there are interruptions or delays in obtaining the applicable products or services.
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
For the Quarter Ended June 30, 2025

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$137,308	$51,870
Inventories	16,708	16,243
Accounts receivable, net	72,809	34,368
Prepaid expenses and other current assets	7,832	11,350
Total current assets	234,657	113,831
Property and equipment, net	1,714	2,200
Operating right-of-use assets	5,987	8,218
Goodwill	59,044	59,044
Other long-term assets	44,193	37,377
Total assets	$345,595	$220,670
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$11,554	$15,180
Accrued expenses and other current liabilities	91,615	63,460
Current portion of deferred revenue	5,532	—
Working Capital Fund liability, current portion	10,016	2,274
Total current liabilities	118,717	80,914
Long-term operating lease liabilities	671	3,547
Long-term debt, net	47,062	38,693
Liability related to settlement royalties, net of current portion	48,729	46,697
Liability related to sale of future royalties, net of current portion	51,082	52,066
Working Capital Fund liability, net of current portion	30,556	38,013
Warrant liability	14,199	5,176
Other long-term liabilities	5,355	4,749
Total liabilities	316,371	269,855
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock $0.00001 par value; 25,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at June 30, 2025 and December 31, 2024; 263,041,832 and 224,848,992 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,701,217	1,629,167
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,672,001)	(1,678,360)
Total stockholders' equity (deficit)	29,224	(49,185)
Total liabilities and stockholders' equity (deficit)	$345,595	$220,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Product revenue, net	$60,461	$41,209	$116,252	$72,218
License, collaboration and other revenue	2,011	2,439	3,556	4,037
Total revenues	62,472	43,648	119,808	76,255
Cost of goods sold
Cost of product and other revenue	9,919	8,036	17,544	10,630
Amortization of intangible asset	—	9,011	—	18,021
Total cost of goods sold	9,919	17,047	17,544	28,651
Operating expenses:
Research and development	11,013	7,647	20,767	17,379
Selling, general and administrative	26,555	26,917	52,297	52,354
License	896	762	1,597	1,473
Restructuring	—	—	—	58
Total operating expenses	38,464	35,326	74,661	71,264
Income (loss) from operations	14,089	(8,725)	27,603	(23,660)
Other income (expense)
Interest expense	(6,834)	(2,149)	(14,604)	(4,647)
Other income (expense)	(28)	(39)	185	56
Change in fair value of warrant liability	(6,980)	2,331	(6,825)	2,201
Loss on extinguishment of debt	—	—	—	(517)
Net income (loss) before income taxes	$247	$(8,582)	$6,359	$(26,567)
Net income (loss)	$247	$(8,582)	$6,359	$(26,567)
Comprehensive income (loss)	$247	$(8,582)	$6,359	$(26,567)

Net income (loss) per share:
Basic	$0.00	$(0.04)	$0.03	$(0.13)
Diluted	$0.00	$(0.04)	$0.02	$(0.13)

Weighted average shares of common stock outstanding:
Basic	262,565,500	209,705,397	249,106,383	207,330,274
Diluted	271,104,020	209,705,397	256,539,065	207,330,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)
Exercise of options	23,892	—	14	—	—	14
Stock-based compensation expense	—	—	2,072	—	—	2,072
Restricted stock unit vesting	451,104	—	—	—	—	—
Net loss	—	—	—	—	(8,582)	(8,582)
Balance at June 30, 2024	209,929,145	$2	$1,601,755	$6	$(1,635,517)	$(33,754)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581
Issuance of common stock, net of issuance costs	850,000	—	1,542	—	—	1,542
Exercise of options	95,996	—	178	—	—	178
Stock-based compensation expense	—	—	2,676	—	—	2,676
Restricted stock unit vesting	451,246	—	—	—	—	—
Net income	—	—	—	—	247	247
Balance at June 30, 2025	263,041,832	$2	$1,701,217	$6	$(1,672,001)	$29,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Operating Activities:
Net income (loss)	$6,359	$(26,567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	630	764
Amortization of intangible asset	—	18,021
Bad debt expense	959	—
Change in fair value of warrant liability	6,825	(2,201)
Non-cash royalty revenue related to sale of future royalties	(863)	(865)
Non-cash interest expense	12,437	229
Non-cash operating lease expense	2,231	2,056
Non-cash loss on extinguishment of debt	—	294
Write-down of inventory	115	1,061
Change in excess inventory purchase commitments	—	2,068
Gain on the sale of property and equipment	(172)	—
Stock-based compensation expense	4,863	4,432
Changes in operating assets and liabilities:
Accounts receivable	(39,400)	9,525
Inventory	(12,606)	(19,360)
Prepaid expenses and other current assets	3,518	1,282
Other long-term assets	103	452
Accounts payable	1,491	(726)
Accrued expense and other current liabilities	18,778	(14,526)
Operating lease liabilities	(2,647)	(1,959)
Deferred revenue	5,532	—
Other long-term liabilities	605	(3,478)
Net cash provided by (used in) operating activities	8,758	(29,498)
Investing Activities:
Purchases of equipment	(144)	(29)
Proceeds from the sale of property and equipment	172	—
Net cash provided by (used in) investing activities	28	(29)
Financing Activities:
Proceeds from the issuance of debt	10,000	45,000
Payments of issuance costs related to BlackRock Credit Agreement	(63)	(750)
Proceeds from issuance of common stock, net of issuance costs	66,449	18,740
Proceeds from issuance of stock under employee stock purchase plan	78	70
Proceeds from the exercise of stock options	660	155
Repayment of term debt	(462)	(37,100)
Net cash provided by financing activities	76,662	26,115
Increase (decrease) in cash, cash equivalents and restricted cash	85,448	(3,412)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$138,998	$41,167

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$2,199	$4,846
Unpaid issuance costs related to BlackRock Credit Agreement	$—	$522
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
As of June 30, 2025, the Company had cash and cash equivalents of approximately $137.3 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period.
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of June 30, 2025, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in “other long-term assets” in the consolidated balance sheets.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$137,308	$51,870
Restricted cash included in other long-term assets	1,690	1,680
Total cash, cash equivalents and restricted cash	$138,998	$53,550
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $2.2 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2025	2024
Beginning balance	$1,212	$1,029
Provision for bad debts	959	(232)
Recoveries/(write-offs)	—	(613)
Ending balance	$2,171	$184
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
3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$117,868	$—	$—	$117,868
Long-term liability:
Warrant liability	$—	$14,199	$—	$14,199

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$5,176	$—	$5,176
Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents — Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Warrant liability – The warrant liability is classified within Level 2 of the fair value hierarchy because it is valued using inputs which are observable either directly or indirectly. The fair value was calculated using the Black-Scholes option pricing model using the following key inputs: volatility, risk-free rate, dividend yield and expected term.
4.INVENTORIES
Inventories consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Inventories, current:
Work-in-process	$14,202	$12,031
Finished goods	2,506	4,212
Inventories, current	$16,708	$16,243
Long-term inventories included in other long-term assets:
Raw materials	$381	$381
Work-in-process	41,481	34,572
Inventories, long-term	$41,862	$34,953
Total inventories	$58,570	$51,196
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was immaterial and $0.1 million during the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2024, the Company realized lower cost of product and other revenue of $4.9 million and $8.6 million, respectively, due to the Company's ability to sell inventory previously written down to zero, its then net realizable value.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
The Company maintained a definite-lived intangible asset related to developed product rights for Auryxia. The intangible asset was initially recorded at fair value and was stated net of accumulated amortization. The Company amortized the intangible asset using the straight-line method over the estimated useful life of six years. The intangible asset was fully amortized as of December 31, 2024. The Company recorded $9.0 million and $18.0 million in amortization expense for the three and six months ended June 30, 2024, respectively, related to the developed product rights for Auryxia.
Goodwill
As of each of June 30, 2025 and December 31, 2024, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	June 30, 2025	December 31, 2024
Prepaid manufacturing	$—	$4,029
Other	7,832	7,321
Total prepaid expenses and other current assets	$7,832	$11,350
Prepaid manufacturing expenses include advance payments to contract manufacturing organizations, or CMOs, for APIs or drug substance. Such amounts are reclassified to work-in-process inventory upon the quality release of the batches and transfer of title to the Company from the CMO.
Other prepaid expenses and other current assets, among other things, include capitalized implementation costs, prepaid insurance, prepaid clinical trial costs and prepaid information technology costs.
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other long-term assets are as follows (in thousands):

Description	June 30, 2025	December 31, 2024
Long-term inventories	$41,862	$34,953
Restricted cash	1,690	1,680
Other	641	744
Total other long-term assets	$44,193	$37,377
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities consists of the following (in thousands):

Description	June 30, 2025	December 31, 2024
Product revenue allowances excluding rebates	$11,416	$9,657
Product rebates	33,752	6,070
Product return reserves, current portion	5,132	5,295
Clinical trial costs	725	1,885
Compensation and related benefits	6,749	9,194
Operating lease liabilities, current portion	5,629	5,400
Royalties due to Panion & BF Biotech, Inc.	3,988	3,543
Professional fees	1,628	1,452
Accrued manufacturing costs	885	1,468
Restructuring costs	—	489
BioVectra, Inc. termination fees	2,495	7,204
Liability related to sale of future royalties, current portion	2,152	2,039
Settlement royalties liability, current portion	14,660	5,924
Other	2,404	3,840
Total accrued expenses and other current liabilities	$91,615	$63,460
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans (as defined below); (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date, and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively the Term Loans.
On February 3, 2025, the Company and Kreos entered into a Second Amendment to the BlackRock Credit Agreement, or the Second Amendment, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest will accrue on the Extended Tranche C as if it was advanced on December 31, 2024.
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of June 30, 2025, the Company's interest rate was 11.08%. The Company recognized interest expense related to the BlackRock Credit Agreement of $2.1 million and $4.1 million during the three and six months ended June 30, 2025, respectively, and $1.6 million and $3.8 million during the three and six months ended June 30, 2024, respectively.
During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility also includes transaction fees ranging from 1.00% to 1.25% of the draw down amount as well as exit fees of 0.75% of the amount funded to the relevant tranche.
If the Company prepays the outstanding loan prior to maturity, it will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid. If prepayment is made during the first year, the Company also is required to pay the amount of otherwise due interest payments for the twelve-month period following prepayment.
As of June 30, 2025, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2025	$—
2026	—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(5,377)
Total term loans	$47,062
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
On July 10, 2024, in connection with the Termination and Settlement Agreement entered into between the Company and CSL Vifor (as defined below), or the Vifor Termination Agreement, the Company and Kreos entered into a First Amendment to the BlackRock Credit Agreement, which amended certain provisions of the BlackRock Credit Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information on the Vifor Termination Agreement.
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each period with changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $14.2 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. As a result of the cashless exercise, the Company issued 1,408,588 shares to the Warrant Holder under the Initial Warrant. See Note 17, Subsequent Events, for further information.
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
The Company recognized no interest expense during the three and six months ended June 30, 2025 and immaterial interest expense during the six months ended June 30, 2024, in each case related to the Pharmakon Loan Agreement.
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
The 2017 Shares and 2022 Shares are subject to standstill agreements and are subject to voting agreements. The 2017 Shares and 2022 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.
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
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606. The Company therefore determined that the consideration received from CSL Vifor of $43.3 million, comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments. The annual effective interest rate as of June 30, 2025 was 37.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $5.4 million and $10.8 million for the three and six months ended June 30, 2025, respectively. The Company did not recognize interest expense related to the settlement royalties liability during the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the balances related to the settlement royalties liability were as follows (in thousands):

Description	June 30, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$14,660	$5,924
Long-term portion	48,729	46,697
Total settlement royalties liability	$63,389	$52,621
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2024, the Company and CSL Vifor entered into Amendment #1 to the Vifor License Agreement, or the Amendment. Pursuant to the Amendment, and as modified by the Vifor Termination Agreement, the Company and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through quarterly tiered royalty payments ranging from 8% to 14% of the Company's net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments commenced on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, the Company will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by the Company through such WCF Royalty True-Up Date. The Company determined that the terms of the Amendment are not substantially different than the terms of the Vifor License Agreement, and therefore the Amendment was accounted for as a modification. The Company concluded that the 15% discount rate remains appropriate. On a quarterly basis, the Company reassesses the effective rate and will adjust the rate prospectively, if needed.
The discount on the Working Capital Fund liability is amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.2 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively. The amortization of the deferred gain was $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	June 30, 2025	December 31, 2024
Current portion	$10,016	$2,274
Long-term portion	30,556	38,013
Total Working Capital Fund liability	$40,572	$40,287
Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement (as defined below). The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company. The Company retains the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement.
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of June 30, 2025 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of the Royalty Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid royalties to HCR of $0.4 million during each of the three months ended June 30, 2025 and 2024 and $0.9 million during each of the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024 the balances were as follows (in thousands):

Liability related to sale of future royalties	June 30, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$2,152	$2,039
Long-term portion	51,082	52,066
Total liability related to sale of future royalties	$53,234	$54,105
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
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of June 30, 2025, the remaining lease term for the Cambridge Lease was 1.2 years.
Operating lease costs were $1.2 million and $2.5 million for each of the three and six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $2.9 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2024, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):

Operating Lease Commitments
2025	$2,915
2026	3,613
Total lease commitments	$6,528
Less: present value adjustment	(227)
Current and long-term operating lease liabilities	$6,301
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of June 30, 2025, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $16.9 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceed the current forecast, including review of assumptions of expected future demand and expiry of inventory. The excess firm commitment liability recorded in other long-term liabilities was $3.6 million as of June 30, 2025 and December 31, 2024.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2026, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of June 30, 2025, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of June 30, 2025, the Company has no commitments to purchase Vafseo drug substance from WuXi STA, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Additionally, on February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of June 30, 2025, the Company has committed to purchase $0.4 million of Vafseo drug product from WuXi STA through the end of 2025, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
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
Although the Esteve Agreement was assigned to MTPC in December 2022, the Company and Esteve have agreed to negotiate the terms of a new commercial supply relationship. As of June 30, 2025, the Company has committed to purchase $7.6 million of Vafseo drug substance from Esteve through the end of 2025.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BioVectra released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024 and were completed in July 2025, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
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
The Company incurred royalty payments due to Panion of approximately $3.1 million and $5.7 million during the three and six months ended June 30, 2025, respectively, and $2.5 million and $4.3 million during the three and six months ended June 30, 2024, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
Cyclerion Agreement
In June 2021, the Company entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, under which the Company obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
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
In December 2024, the Company and Cyclerion entered into Amendment #1 to the Cyclerion Agreement, pursuant to which the Company agreed to pay Cyclerion (i) $1.25 million, which was paid in December 2024, and (ii) $0.5 million on or before September 30, 2025. In addition, the parties agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. During the year ended December 31, 2024, the Company recorded the $1.25 million payment and $0.5 million future payment to research and development expense in accordance with ASC 730, Research and Development, as praliciguat remains a development stage compound with no alternative future use. Furthermore, the only contingency as it relates to the $0.5 million payment due on or before September 30, 2025 is the passage of time.
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
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $57.7 million at June 30, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and six months ended June 30, 2025 and 2024, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of June 30, 2025. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
Until Vafseo's market entry in January 2025, the Company’s only source of product revenue was from the U.S. sales of Auryxia. The Company recognized the following revenue from Vafseo and Auryxia (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product	2025	2024	2025	2024
Vafseo	$13,279	$—	$25,313	$—
Auryxia(1)	47,183	41,209	90,939	72,218
Total product revenues	$60,461	$41,209	$116,252	$72,218
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Partner, during the three and six months ended June 30, 2025.
The following table presents changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Partner (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$8,662	$(3,294)	$5,368
Contract liabilities:
Deferred revenue	$—	$8,118	$(2,586)	$5,532
The Company recognized the following revenues related to the Company's sales to its AG Partner as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2025	2024	2025	2024
Deferred revenue — beginning of the period	$1,241	$—	$—	$—
Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	1,202	42,323	496	44,021
Adjustments related to prior year sales	69	346	(164)	251
Credits/payments made	(2,359)	(13,227)	(269)	(15,855)
Balance at June 30, 2025	$348	$45,168	$6,505	$52,021

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	4,054	19,373	1,870	25,297
Adjustments related to prior year sales	77	(101)	(105)	(129)
Credits/payments made	(4,301)	(27,530)	(3,352)	(35,183)
Balance at June 30, 2024	$1,437	$14,733	$5,329	$21,499
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
Accounts receivable, net related to product sales, was approximately $65.4 million and $32.4 million as of June 30, 2025 and December 31, 2024, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Entity	Description	2025	2024	2025	2024
Medice	License and royalties related to the sale of Vafseo in the EU	$16	$—	$24	$—
MTPC	License and Product Supply of Vafseo in Japan	502	1,169	870	1,581
JT and Torii	License and royalties related to the sale of Riona in Japan	1,493	1,270	2,662	2,456
Total license and other revenue		$2,011	$2,439	$3,556	$4,037
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,010	$3,556	$(3,521)	$2,045

	Six Months Ended June 30, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,333	$4,037	$(5,542)	$1,828
Contract liabilities:
Deferred revenue(2)	$43,296	$695	$(695)	$43,296
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and 2024.
(2) See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2025	2024	2025	2024
Deferred revenue — beginning of the period	$—	$—	$—	$—
During each of the three and six months ended June 30, 2025 and 2024, the Company recognized no revenue from performance obligations satisfied in previous periods.
Medice License Agreement
On May 24, 2023, or the Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with CKD in the EEA, the UK, Switzerland and Australia, or collectively the Medice Territory.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was included in prepaid expenses and other current assets as of December 31, 2024 on the audited consolidated balance sheets. The $1.4 million was received during the six months ended June 30, 2025.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the three and six months ended June 30, 2025, the Company recognized immaterial revenue from Medice royalties. The Company did not recognize any revenue from Medice royalties during the three and six months ended June 30, 2024. As of June 30, 2025, there were immaterial contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company will supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the three and six months ended June 30, 2025 or 2024.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $7.8 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2025, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized revenue from MTPC royalties of $0.5 million and $0.9 million during each of the three and six months ended June 30, 2025 and 2024, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the MTPC Agreement.
Supply of Drug Product to MTPC
On July 15, 2020, the Company and MTPC entered into a supply agreement, or the MTPC Supply Agreement, under which the Company supplies Vafseo drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of this supply agreement.
On December 16, 2022, the Company, MTPC and Esteve executed an Assignment of Supply Agreement, or the Esteve Assignment Agreement, pursuant to which the rights and obligations of the Company under the Esteve Agreement were transferred to MTPC. The Company has no further obligation to take delivery of, or pay for, product delivered by Esteve except as disclosed in Note 10, Commitments and Contingencies.
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. The Company recognized no revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2025 and $0.7 million in revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2024.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of this sublicense agreement.
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
The Company recognized license revenue of $1.5 million and $2.7 million during the three and six months ended June 30, 2025, respectively, and $1.3 million and $2.5 million during the three and six months ended June 30, 2024, respectively, related to royalties earned on net sales of ferric citrate hydrate in Japan under the trade name Riona. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of June 30, 2025, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 263,041,832 and 224,848,992 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of June 30, 2025 and December 31, 2024.
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
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2024, the Company sold 14,271,631 shares of its common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the six months ended June 30, 2025, the Company sold 9,437,364 shares of its common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
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
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. As a result of the cashless exercise, the Company issued 1,408,588 shares to the Warrant Holder under the Initial Warrant. See Note 17, Subsequent Events, for further information.
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $2.7 million and $4.9 million during the three and six months ended June 30, 2025, respectively, and $2.1 million and $4.4 million for the three and six months ended June 30, 2024, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity plans:

			June 30, 2025		December 31, 2024
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and restricted stock units (RSUs)	153,346	—	163,765	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, stock appreciation rights (SARs) and performance awards	9,982,813	—	11,559,708	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (4) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	16,012,464	23,453,714	10,390,642	11,340,648
(1)     The Keryx Equity Plans consist of the Keryx Biopharmaceuticals, Inc. 1999 Share Option Plan, as amended, the 2004 Long-Term Incentive Plan, as amended, the Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, the Keryx Biopharmaceuticals Inc. Amended and Restated 2013 Incentive Plan and the Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan.
(2)     New awards are no longer being granted under these plans.
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,089,025 options included as outstanding under the 2014 Plan in the table and 2,556,763 options included as outstanding under the 2023 Plan in the table as of June 30, 2025 and 1,151,127 options included as outstanding under the 2014 Plan and 2,534,775 options included as outstanding under the 2023 Plan in the table as of December 31, 2024.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Common Stock Options and Stock Appreciation Rights
During the six months ended June 30, 2025, the Company issued 3,634,400 options to employees and 375,200 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2025, the Company granted 644,413 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 605,213 options remained outstanding as of June 30, 2025.
The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2023 Plan and previously granted options to employees and directors under the 2014 Plan. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process.
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
The combined stock option activity for the six months ended June 30, 2025, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
Granted	4,654,013	$2.44	—	—
Exercised	(720,321)	$0.98	—	—
Expired	(279,600)	$11.22	—	—
Canceled and forfeited	(1,105,629)	$1.74	—	—
Outstanding at June 30, 2025	19,232,788	$3.06	7.09 years	$28,382
Exercisable at June 30, 2025	10,087,967	$4.10	5.38 years	—
As of June 30, 2025, there was approximately $13.5 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.89 years.
Restricted Stock Units
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
RSU and PSU activity is as follows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2024	1,321,423	$0.95	4,108,367	$1.59
Granted	—	$—	4,414,300	$2.30
Vested	(728,846)	$1.14	(1,382,947)	$1.54
Forfeited and canceled	(116,309)	$1.06	(700,153)	$1.76
Unvested as of June 30, 2025	476,268	$0.63	6,439,567	$2.08
As of June 30, 2025, there was $11.3 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.08 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP, substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of June 30, 2025 and December 31, 2024, a total of 4,354,707 and 4,448,069 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 93,362 shares under the ESPP during the six months ended June 30, 2025.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
Stock Options	2025			2024			2025			2024
Risk-free interest rate	3.81%	-	4.09%	4.24%	-	4.66%	3.81%	-	4.38%	3.90%	-	4.66%
Expected volatility	111.61%	-	123.58%	109.98%	-	118.61%	111.61%	-	123.58%	109.98%	-	118.61%
Expected term (years)	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$2.99			$0.91			$2.10			$1.35
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$183	$83	$322	$169
Research and development	531	396	998	815
Selling, general and administrative	1,962	1,593	3,543	3,410
Restructuring	—	—	—	38
Total stock-based compensation	$2,676	$2,072	$4,863	$4,432
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.NET INCOME (LOSS) PER SHARE
The following summarizes the calculation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income (loss)	$247	$(8,582)	$6,359	$(26,567)

Denominator
Denominator for basic net income (loss) per share - weighted average outstanding shares of common stock	262,565,500	209,705,397	249,106,383	207,330,274
Dilutive effect of common stock options and SARs	3,355,271	—	2,899,471	—
Dilutive effect of RSUs	2,959,976	—	2,688,180	—
Dilutive effect of warrants	2,215,180	—	1,836,580	—
Dilutive effect of ESPP	8,093	—	8,451	—
Denominator for diluted net income (loss) per share - weighted average outstanding shares of common stock and assumed conversions	271,104,020	209,705,397	256,539,065	207,330,274
Basic net income (loss) per share	$0.00	$(0.04)	$0.03	$(0.13)
Diluted net income (loss) per share	$0.00	$(0.04)	$0.02	$(0.13)
Potentially dilutive securities including common stock options, RSUs, SARs and warrants have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. Therefore, for the three and six months ended June 30, 2024 in which the Company reported a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

Three and Six Months Ended June 30, 2024
Warrants	3,076,923
Outstanding common stock options	16,643,507
Unvested RSUs	5,963,769
Stock appreciation rights	635,313
Total	26,319,512
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
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the three and six months ended June 30, 2025 and 2024:
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$62,472	$43,648	$119,808	$76,255
Less:
Direct cost of product and other revenue	6,826	3,490	11,886	4,231
Panion royalty	3,093	2,478	5,658	4,331
Excess firm purchase commitment charge	—	2,068	—	2,068
Amortization of intangible asset	—	9,011	—	18,021
Research and development	11,013	7,647	20,767	17,379
Selling, general and administrative	26,555	26,917	52,297	52,354
License	896	762	1,597	1,473
Restructuring	—	—	—	58
Income (loss) from operations	14,089	(8,725)	27,603	(23,660)

Other income (expense)
Interest expense	(6,834)	(2,149)	(14,604)	(4,647)
Other (expense) income	(28)	(39)	185	56
Change in fair value of warrant liability	(6,980)	2,331	(6,825)	2,201
Loss on extinguishment of debt	—	—	—	(517)
Net income (loss) before income taxes	$247	$(8,582)	$6,359	$(26,567)
Net income (loss)	$247	$(8,582)	$6,359	$(26,567)
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements.
Exercise of Warrants
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. A cashless exercise allows the Warrant Holder to convert the warrants into shares of the Company's common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. On July 23, 2025, as a result of the cashless exercise, the Company issued 1,408,588 shares to the Warrant Holder under the Initial Warrant.
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

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
Our current portfolio includes:
Vafseo was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Shipment of Vafseo commenced in January 2025. We have commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current erythropoiesis stimulating agent, or ESA, pricing and Vafseo is the only oral HIF-based treatment available in the U.S.
We are committed to pursuing a path for label expansion for Vafseo for CKD non-dialysis dependent patients. We continue to work towards our goal to initiate VALOR, a Phase 3 cardiovascular outcome study of approximately 1,500 U.S. subjects with late-stage CKD anemia not on dialysis with a comparator to ESA, by the end of 2025 and recently requested a Type-C meeting with the FDA. The study will be one part of what we believe will be a robust data package that will likely include data from the 1,700 U.S. patients in the global Phase 3 PRO2TECT program, as well as safety data from the commercial use of Vafseo in the U.S. in dialysis patients, and data on the use of Vafseo in Japan in dialysis and non-dialysis patients where Vafseo has been in the market since 2020.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

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
Ferric citrate hydrate has also been approved in Japan, and is marketed and sold by our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA under the trade name Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland, the UK, the Balkans and certain countries in Eastern Europe and the Middle East. Averoa applied for marketing authorization for ferric citrate in Europe in April 2024. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization. The EC granted marketing authorization in June 2025.
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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, since March 2025, our AG Partner has been selling an authorized generic version of Auryxia in the U.S. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

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
•costs associated with discovery and development for preclinical, clinical and regulatory activities; and
•costs associated with the pre-launch inventory build for Vafseo in the U.S. prior to the FDA approval in March 2024.
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
From inception through June 30, 2025, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

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
License Expenses
License expenses relate to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

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
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. On July 23, 2025, as a result of the cashless exercise, we issued 1,408,588 shares to the Warrant Holder. See Note 17, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
At-the-Market (ATM) Offering
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, we filed a prospectus related to our amended and restated sales agreement with Jefferies LLC (which amended and restated the prior sales agreement), pursuant to which we are able to offer and sell up to $75.0 million of our common stock at current market prices from time to time. Since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the six months ended June 30, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$60,461	$41,209	$19,252	47%
License, collaboration and other revenue	2,011	2,439	(428)	(18)%
Total revenues	62,472	43,648	18,824	43%
Cost of goods sold
Cost of product and other revenue	9,919	8,036	1,883	23%
Amortization of intangible asset	—	9,011	(9,011)	(100)%
Total cost of goods sold	9,919	17,047	(7,128)	(42)%
Operating expenses
Research and development	11,013	7,647	3,366	44%
Selling, general and administrative	26,555	26,917	(362)	(1)%
License	896	762	134	18%
Total operating expenses	38,464	35,326	3,138	9%
Income (loss) from operations	14,089	(8,725)	22,814	(261)%
Other expense, net	(6,862)	(2,188)	(4,674)	214%
Change in fair value of warrant liability	(6,980)	2,331	(9,311)	(399)%
Net income (loss)	$247	$(8,582)	$8,829	(103)%
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Partner.
Net product revenue was $60.5 million for the three months ended June 30, 2025, compared to $41.2 million for the three months ended June 30, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
Auryxia lost exclusivity in the U.S. in March 2025, which may have a negative impact on future Auryxia revenue. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE scenarios. Additionally, since March 2025, our AG Partner has been selling an authorized generic version of Auryxia in the U.S., which may slightly offset a revenue decline following the LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

The following table summarizes our product revenue by product for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
Product	2025	2024
Vafseo(1)	$13,279	$—
Auryxia(2)	47,183	41,209
Total product revenues	$60,461	$41,209
(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Partner during the three months ended June 30, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $2.0 million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024. The decrease was primarily due to revenue recognized in connection with our supply agreement with MTPC during the three months ended June 30, 2024.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $9.9 million for the three months ended June 30, 2025 compared to $8.0 million for the three months ended June 30, 2024. The increase was primarily due to a $4.9 million benefit that we recorded during the three months ended June 30, 2024 due to our ability to sell inventory previously written-down as excess inventory and lower Auryxia volume during the three months ended June 30, 2024, which was partially offset by a charge of $2.1 million related to our firm purchase commitment liability during the three months ended June 30, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $0.5 million for the three months ended June 30, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended June 30, 2025 was valued at cost, our cost of product and other revenue would have been $1.1 million. As of June 30, 2025, we had $26.5 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia, and was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $9.0 million in amortization expense for the three months ended June 30, 2025 and 2024, respectively, related to the developed product rights for Auryxia.
R&D Expenses—R&D expenses were $11.0 million for the three months ended June 30, 2025, compared to $7.6 million for the three months ended June 30, 2024. The increase was primarily driven by increased clinical trial activities related to Vafseo as well as our other programs and higher headcount related costs.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Vafseo clinical trial and other external costs	$4,730	$1,565
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,129	1,262
Total external R&D expenses	5,859	2,827
Internal personnel, consulting, facilities and other	5,154	4,820
Total R&D expenses	$11,013	$7,647
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $26.6 million for the three months ended June 30, 2025, compared to $26.9 million for the three months ended June 30, 2024. The decrease was largely due to lower costs associated with our patient assistance program related to Auryxia and decreased professional fees, partially offset by marketing costs in connection with the Vafseo U.S. launch during the three months ended June 30, 2025.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $6.9 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Termination and Settlement Agreement entered into on July 10, 2024 between us and CSL Vifor, or the Vifor Termination Agreement, partially offset by interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $7.0 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively.

Akebia Therapeutics, Inc. | Form 10-Q | Page 36

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$116,252	$72,218	$44,034	61%
License, collaboration and other revenue	3,556	4,037	(481)	(12)%
Total revenues	119,808	76,255	43,553	57%
Cost of goods sold
Cost of product and other revenue	17,544	10,630	6,914	65%
Amortization of intangible asset	—	18,021	(18,021)	(100)%
Total cost of goods sold	17,544	28,651	(11,107)	(39)%
Operating expenses
Research and development	20,767	17,379	3,388	19%
Selling, general and administrative	52,297	52,354	(57)	*
License	1,597	1,473	124	8%
Restructuring	—	58	(58)	(100)%
Total operating expenses	74,661	71,264	3,397	5%
Operating income (loss)	27,603	(23,660)	51,263	(217)%
Other expense, net	(14,419)	(4,591)	(9,828)	214%
Change in fair value of warrant liability	(6,825)	2,201	(9,026)	(410)%
Loss on extinguishment of debt	—	(517)	517	(100)%
Net income (loss)	$6,359	$(26,567)	$32,926	(124)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Partner.
Net product revenue was $116.3 million for the six months ended June 30, 2025, compared to $72.2 million for the six months ended June 30, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
Auryxia lost exclusivity in the U.S. in March 2025, which may have a negative impact on future Auryxia revenue. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE scenarios. Additionally, since March 2025, our AG Partner has been selling an authorized generic version of Auryxia in the U.S., which may slightly offset a revenue decline following the LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

The following table summarizes our product revenue by product for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
Product	2025	2024
Vafseo(1)	$25,313	$—
Auryxia(2)	90,939	72,218
Total product revenues	$116,252	$72,218
(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Partner during the six months ended June 30, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $3.6 million for the six months ended June 30, 2025, compared to $4.0 million for the six months ended June 30, 2024. The decrease was primarily due to revenue recognized in connection with our supply agreement with MTPC during the six months ended June 30, 2024.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $17.5 million for the six months ended June 30, 2025 compared to $10.6 million for the six months ended June 30, 2024. The increase was primarily due to a $8.6 million benefit that we recorded during the six months ended June 30, 2024 due to our ability to sell inventory previously written-down as excess inventory and lower Auryxia volume during the six months ended June 30, 2024, which was partially offset by a charge of $2.1 million related to our firm purchase commitment liability during the six months ended June 30, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $1.9 million for the six months ended June 30, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the six months ended June 30, 2025 was valued at cost, our cost of product and other revenue would have been $3.0 million. As of June 30, 2025, we had $26.5 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia, and was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $18.0 million in amortization expense for the six months ended June 30, 2025 and 2024, respectively, related to the developed product rights for Auryxia.
R&D Expenses—R&D expenses were $20.8 million for the six months ended June 30, 2025, compared to $17.4 million for the six months ended June 30, 2024. The increase was primarily due to clinical trial activities related to Vafseo as well as our other programs.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Vafseo clinical trial and other external costs	$7,760	$3,291
External costs for other programs, including feasibility and new processes and methods associated with commercial product	2,599	2,790
Total external R&D expenses	10,359	6,081
Internal personnel, consulting, facilities and other	10,408	11,298
Total R&D expenses	$20,767	$17,379
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $52.3 million for the six months ended June 30, 2025, compared to $52.4 million for the six months ended June 30, 2024. The decrease was largely due to lower costs associated with our patient assistance program related to Auryxia and decreased professional fees, partially offset by marketing costs in connection with the Vafseo U.S. launch during the six months ended June 30, 2025.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $1.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Restructuring Expenses—There were no restructuring expenses and $0.1 million of restructuring expenses for the six months ended June 30, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $14.4 million for the six months ended June 30, 2025, compared to $4.6 million for the six months ended June 30, 2024. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement, partially offset by interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $6.8 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.
Loss on Extinguishment of Debt. During the six months ended June 30, 2024, we recorded a $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans. We did not record any loss on the extinguishment of debt during the six months ended June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $137.3 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through June 30, 2025, we raised approximately $929.2 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $291.3 million from at-the-market offerings pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We generated net income of $0.2 million and $6.4 million during the three and six months ended June 30, 2025, respectively, and incurred net loss of $8.6 million and $26.6 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. While we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle could result in a slower revenue decline after the LoE date than in other LoE scenarios, the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. Additionally, since March 2025, our AG Partner has been selling an authorized generic version of Auryxia in the U.S., which may slightly offset the revenue decline following the LoE.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

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
On the Closing Date, the Warrant Holder received a warrant to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, we issued additional warrants to purchase 1,153,846 shares of our common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance.
See Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. On July 23, 2025, as a result of the cashless exercise, we issued 1,408,588 shares to the Warrant Holder. See Note 17, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Liability Related to Settlement Royalties
On July 10, 2024, we and CSL Vifor entered into the Vifor Termination Agreement. Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to a mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

Payments commenced upon the first sale of Vafseo by us, our affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of June 30, 2025 was 37.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $5.4 million and $10.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $14.7 million and $48.7 million of the settlement royalties liability is classified as a current and non-current liability, respectively.
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
Pursuant to the terms of the Vifor Termination Agreement, and generally consistent with the terms of the Vifor License Agreement, we agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments commenced on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to certain minimum true-up milestones.
The Working Capital Fund is considered a debt arrangement with zero coupon interest and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of June 30, 2025, $10.0 million and $30.6 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Liability Related to Sale of Future Royalties
In February 2021, we sold to HealthCare Royalty Partners IV L.P., or HCR, our right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the Collaboration Agreement dated December 11, 2015, between us and MTPC, or the MTPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which we will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to us.
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of June 30, 2025 was 0%. We retain the right to receive all potential future
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

regulatory milestones for Vafseo under the MTPC Agreement. We recorded non-cash royalty revenue of $0.5 million during each of the three months ended June 30, 2025 and 2024, and $0.9 million during each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, $2.2 million and $51.1 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of June 30, 2025, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of June 30, 2025, while others are considered future obligations. Our material cash requirements as of June 30, 2025, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Cyclerion Agreement
In June 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion, as amended in December 2024, under which we obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
Amounts Due Under Former Manufacturing and Unconditional Purchase Commitments
On December 22, 2022, we and BioVectra terminated any and all existing agreements for BioVectra to supply us Auryxia drug substance. Under the BioVectra Termination Agreement, we agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million that was paid in December 2022 and (ii) six quarterly payments of $2.5 million which commenced in April 2024 and were completed in July 2025. In addition, we and BioVectra have released one another from all existing and future claims and liabilities and agreed to return certain materials and documents.
See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $57.7 million as of June 30, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended June 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2025	2024
Operating activities	$8,758	$(29,498)
Investing activities	28	(29)
Financing activities	76,662	26,115
Increase (decrease) in cash, cash equivalents and restricted cash	$85,448	$(3,412)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$138,998	$41,167
Operating Activities
Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2025. Net cash provided by operating activities for the six months ended June 30, 2025 consisted of net income of $6.4 million as well as net non-cash adjustments of $27.0 million, including a change in fair value of the warrant liability of $6.8 million, offset by a reduction of $24.6 million in working capital.
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2024. Net cash used in operating activities consisted of a net loss of $26.6 million and net non-cash adjustments of $25.9 million, including amortization of our intangible asset of $18.0 million, and a reduction of $28.8 million in working capital.
Investing Activities
Immaterial net cash was provided by investing activities for the six months ended June 30, 2025. Immaterial net cash was used in investing activities for the six months ended June 30, 2024.
Financing Activities
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

Net cash provided by financing activities was $76.7 million for the six months ended June 30, 2025, which primarily consisted of proceeds of $10.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $66.4 million from the sale of common stock from our March 2025 underwritten public offering and under our ATM facility.
Net cash provided by financing activities was $26.1 million for the six months ended June 30, 2024, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $18.7 million from the sale of common stock under our ATM Facility, partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
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
During the six months ended June 30, 2025, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2024 Form 10-K.
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
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of June 30, 2025 due to the material weakness in internal control over financial reporting described below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

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
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 covering the composition of matter of vadadustat in the Indian Patent Office. In response to a preliminary opinion, we requested to amend the claims, and the amended claims were published on May 9, 2025.
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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia, pursue label expansion for Vafseo, and advance our other existing programs. However, we have incurred net losses each year since our inception, and although we generated net income of $0.2 million and $6.4 million for the three and six months ended June 30, 2025, respectively, we cannot guarantee when, if ever, we will become and remain profitable. As of June 30, 2025, we had an accumulated deficit of $1.7 billion.
In March 2022, we received a complete response letter, or CRL, from the United States, or U.S., Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat for the treatment of anemia associated with chronic kidney disease, or CKD. Following a Formal Dispute Resolution Request, or FDRR, to the FDA in 2022 for
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
•the timing and number of additional generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia which occurred in March 2025, the pricing of generic versions of Auryxia, the impact of the LoE on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
•competing effectively with any products for the same or similar indications as our products (including generics); and
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. Pursuant to the terms of the Vifor Termination Agreement, we have agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments commenced on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, we will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by us through such WCF Royalty True-Up Date. If we are not successful in commercializing Vafseo, including maintaining contracts with dialysis organizations on favorable terms, or at all, our expected revenue related to Vafseo would be adversely impacted, and we may be unable to repay all or part of the WCF Royalty Payments, which could have a material adverse impact on our consolidated financial statements and our ability to achieve and maintain profitability.
Our ability to achieve and maintain profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline and additional R&D and selling, general and administrative expenses for ongoing development, post-marketing requirements and commercialization of Auryxia and Vafseo and any other products, including those that may be in-licensed or acquired, which could lead to operating losses for the foreseeable future. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

•repay, and pay any associated pre-payment penalties, if applicable, the term loans in an aggregate principal amount of $55.0 million, or the Term Loans, that were made available to us pursuant to the BlackRock Credit Agreement;
•make royalty, milestone or other payments under our current and any future in-licensing agreements and the Vifor Termination Agreement;
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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include Auryxia or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and Vafseo in the U.S. and royalties from Riona (ferric citrate hydrate) and Vafseo in Japan, and Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of June 30, 2025, our cash and cash equivalents were $137.3 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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
•the timing and number of additional generic versions of Auryxia that enter the market following LoE for Auryxia which occurred in March 2025, the pricing of generic versions of Auryxia, the impact of the LoE on product revenue from Auryxia, including the impact on the price of Auryxia;
•the cost of securing and validating commercial manufacturing for any of our products and product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
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
We may need to obtain substantial additional financing to fund our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our R&D programs and/or commercialization efforts.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock in an at-the-market offering with gross proceeds of $24.3 million, and during the six months ended June 30, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million. In addition, on March 21, 2025, we sold 25,000,000 shares of our common stock in an underwritten public offering with net proceeds of $46.5 million, and on April 22, 2025, we sold an additional 850,000 shares of our common stock in connection with the partial exercise of the underwriters' 30-day option to purchase additional shares in such underwritten public offering with net proceeds of $1.6 million. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator. In December 2024, we entered into an amendment to the Cyclerion Agreement and we now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we have progressed preclinical studies for praliciguat, we needed to do additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trials,
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

and when the clinical trials are started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of praliciguat as a result of the additional manufacturing work or otherwise, or the potential benefits of praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.
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
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date, an additional amount of $8.0 million, or the Tranche B Loan, was drawn on April 19, 2024, and an additional $10.0 million was drawn on February 3, 2025, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding our obligations under the BlackRock Credit Agreement. The Term Loan Facility has a maturity date of January 29, 2028, or the Maturity Date.
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

We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, will adversely affect our revenue from Auryxia. On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., or AG Partner, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. Currently, no additional generics of Auryxia have entered the market, but the FDA could approve another generic at any time. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. If
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.

Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or do not keep Vafseo on their medical protocols, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected. For example, in the quarter ended June 30, 2025, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large and small dialysis organizations, our results of operations will be negatively impacted.
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
•patients’ adherence or non-adherence to the prescribed treatment regimen;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

•the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;
•the success of, or withdrawal from the market of, competing products;
•the price of competing products;
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
Several healthcare facilities, including DaVita, have previously restricted access for non-patients as a result of the COVID-19 pandemic, resulting in restricted access for certain members of our sales force. Such precautionary measures have since been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with those customers. Nevertheless, some restrictions remain and restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and ultimately our sales, including with respect to Vafseo. In addition, restrictions on access to healthcare providers and patients could be imposed in the future due to a resurgence in COVID-19 cases, including from more contagious or severe variants, or from outbreaks of other infectious diseases, which could result in declines or changes in prescription trends and customer orders, and which could have a material adverse effect on our business, results of operations, and financial condition.
If we are unable to maintain sales and marketing capabilities or enter into or maintain agreements with third parties, we may not be successful in commercializing Auryxia, Vafseo or any other product candidates that may be approved.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
Obtaining coverage and reimbursement approval for a product from a governmental authority, dialysis organization, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors, Medicare Advantage and/or Part D plans and/or PBMs operating on behalf of such plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.
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

In July 2024, Ardelyx, Inc., or Ardelyx, filed a complaint in the United States District Court for the District of Columbia against the U.S. Department of Health and Human Services, or HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the U.S. Court of Appeals for the DC Circuit. Briefing of the case has been completed and oral argument is scheduled for September 25, 2025. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we will be required to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations, DaVita, Fresenius Medical Care Rx and USRC, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended June 30, 2025. Due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, our business may be materially harmed. In addition, if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, or if due to changes in distribution, dialysis organizations and/or specialty pharmacies are not able to meet market demand causing slower dispensing times and potentially impacting refill rates, it would adversely impact the market opportunity for our products, our product revenues and operating results.

Furthermore, the U.S. dialysis market is unique and is dominated by three providers: DaVita, Fresenius Medical Care Rx and USRC, which account for a vast majority of the dialysis population in the U.S. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely basis or at all, our business may be materially harmed.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact the ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on partners to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. Vafseo was approved in
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice launched and has received pricing and reimbursement for Vafseo in certain countries in Europe and is working on launching and securing pricing and reimbursement for Vafseo in other markets across Europe. There is no guarantee of the timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
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

We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, will affect our revenue from Auryxia. We and our licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). In addition, on February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Partner, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. Currently, no additional generics of Auryxia have entered the market, but the FDA could approve another generic at any time. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. If Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Furthermore, certain companies are developing potential new therapies for the treatment of renal-related diseases that could potentially reduce injectable erythropoiesis stimulating agent, or ESA, utilization and thus limit the market potential for Vafseo if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment. In addition, other new therapies for the treatment of patients with CKD not on dialysis, or NDD-CKD, may slow the progression of NDD-CKD patients becoming patients with dialysis dependent CKD, or DD-CKD, thereby reducing the DD-CKD patient population which may impact the market opportunity for Vafseo.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by MTPC in Japan under the trade name Vafseo. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Pursuant to the license agreement, we transferred the marketing authorization issued by the EMA, UK, the Swiss Agency for Therapeutic Products and the Australian Therapeutic Goods Administration to Medice. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, UK, Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory, which has been approved by the EMA under the trade name XOANACYL®.
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
In addition, we receive revenues from royalty payments converted to U.S. dollars based on net sales of Riona and Vafseo in Japanese yen, the Euro, the Pound Sterling, the Swiss Franc, and may receive payments in other foreign currencies. The exchange rates between these currencies on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if these currencies depreciate against the U.S. dollar.
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As and if we continue to expand our commercialization efforts, we may encounter new risks.
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
We have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we will be required to complete additional clinical trials before seeking approval for label expansion for the treatment of adult patients with NDD-CKD and we may be required to generate additional clinical data before seeking approval for alternative dosing. Clinical trials are time consuming and expensive, and even though Vafseo is approved for adult patients with anemia due to CKD on dialysis for at least three months, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we continue to work towards our goal to initiate VALOR, a Phase 3 cardiovascular outcome study of approximately 1,500 U.S. subjects with late-stage CKD anemia not on dialysis with a comparator to ESA, by the end of 2025 and recently requested a Type-C meeting with the FDA. However, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start the trial when anticipated or successfully complete the trial when anticipated, or at all. If the clinical trials for our label expansion opportunities are not successful or take longer than anticipated, or if we do not obtain FDA approval of label expansion for Vafseo for the treatment of adult patients with NDD-CKD or for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

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
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

clinical trials, any of which may delay approval, or result in failure to maintain or obtain approval, of our products or product candidates, which would have a material adverse effect on our business.
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or APA. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
•patients’ non-adherence to the prescribed treatment regimen;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
Risks Related to Regulatory Approval
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for additional indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we initially submitted a NDA to the FDA for vadadustat in March 2021 and in March 2022 the FDA issued a CRL to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in MACE in the non-dialysis patient population. While we have since secured FDA approval for use in dialysis patients, we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. We continue to work towards our goal to initiate VALOR, a Phase 3 cardiovascular outcome study of approximately 1,500 U.S. subjects with late-stage CKD anemia not on dialysis with a comparator to ESA, by the end of 2025 and recently requested a Type-C meeting with the FDA. However, we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start the trial when anticipated or complete the trial when anticipated or at all. If we do not obtain the approval of label expansion for the treatment of adult patients with NDD-CKD or for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization. The EC granted marketing authorization in June 2025.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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
Additionally, we and our partners could face heightened risks with respect to obtaining or maintaining marketing authorizations in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

Efforts to ensure that our business complies with applicable healthcare laws and regulations involve substantial costs and require us to expend significant resources. One of the potential areas for governmental scrutiny involves federal and state requirements for pharmaceutical manufacturers to submit accurate price reports to the government. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, or potential qui tam complaints, and it is possible that such reviews could result in changes, recalculations, or defense costs that may have adverse legal or financial consequences. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention and could negatively impact the development, regulatory approval and commercialization of Auryxia or Vafseo, any of which could have a material adverse effect on our business. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.
We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia, Vafseo or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the U.S. for use in any indications other than the Hyperphosphatemia Indication and for the treatment of IDA in adult NDD-CKD patients, and Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia or Vafseo, as applicable.
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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and includes all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Securities Exchange Act of 1934, as amended, or the Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product's FDA approved-labeling and proactively speak to formulary committee members of payors regarding certain types of data and information for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our products and product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received termination notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued several executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention and FDA, which have traditionally provided funding for basic research, R&D, and clinical testing. These U.S. government actions have included,
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
Similar privacy and data security requirements are either in place or underway in the U.S. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or the FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
In the U.S. and some foreign jurisdictions, there have been several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of any product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and Vafseo. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or Vafseo or any reimbursement that physicians receive for administering any approved product.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
As of January 2025, oral-only ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and other phosphate lowering medications, are included in the ESRD bundle and separate Medicare payment for these drugs is no longer available under Medicare Part D. However, ESRD facilities will receive a TDAPA for Auryxia for a period of at least two years starting on January 1, 2025 based on ASP. After the TDAPA period for Auryxia and other oral-only phosphorus lowering drugs, a permanent adjustment will be made by CMS to the base rate payment for each Medicare dialysis treatment to account for these drug costs. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of no more than two years starting on January 1, 2025. The TDAPA provides separate payment based on Vafseo's ASP that will be in addition to the base rate to facilitate the adoption of innovative therapies. After the two-year TDAPA period for Vafseo, for a period of three additional years, a Medicare payment adjustment will be made for each dialysis treatment to account for the costs of Vafseo, based on 65% of its ASP. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if TDAPA is eliminated, it would have an adverse impact on our revenue. There can be no assurances that any increase in the Medicare bundled payment will be sufficient to adequately reimburse dialysis facilities for the costs of Auryxia or Vafseo at an amount that allows us to continue to sell our products at a profit.

In July 2024, Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the US Court of Appeals for the DC Circuit. Briefing of the case has been completed and oral argument is scheduled for September 25, 2025. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
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
With respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

biologics with multiple orphan drug designations. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, CKD and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. Subsequently, on January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
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
On June 6, 2023, Merck & Co. Inc. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim, and Teva also filed lawsuits in various courts with constitutional and APA claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral argument in three of these cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.
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
Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.
More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the U.S. remain unclear and uncertain and are likely to result in litigation.
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
In July 2025, changes to the Medicaid program were enacted as part of new federal legislation, H.R. 1, “One Big Beautiful Bill Act,” (Public Law 119-21). These changes include reductions in federal Medicaid funding. As a result, in some states a significant number of individuals may lose Medicaid coverage and become uninsured. These coverage losses could reduce patients’ ability to access Auryxia and Vafseo, particularly among low-income individuals receiving dialysis care. If a significant number of patients become uninsured or lose access to Medicaid benefits, our revenues from Auryxia and Vafseo could be adversely affected.
Furthermore, in some countries, including EU Member States, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.
Our reporting and payment obligations under the Medicaid Drug Rebate Program, Medicare and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to properly comply with those obligations could subject us to penalties and sanctions.
As a condition of reimbursement by various federal and state health insurance programs, we are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payors and also adversely impact our reported financial results of operations in the period of such restatement. Further,
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

several states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and several states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to significant penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Risks Related to our Reliance on Third Parties
We depend on collaborations with third parties for the development and commercialization of Auryxia, an authorized generic version of Auryxia, Riona and Vafseo. If these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
With respect to Auryxia, we sublicensed the rights to commercialize Riona to JT and Torii in Japan. In addition, we granted Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. In February 2025, in advance of the market entry of generic competition to our branded Auryxia following LoE, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Partner, pursuant to which, since March 2025, our AG Partner has been selling an authorized generic version of Auryxia. We will be relying on our AG Partner for the commercialization of this authorized generic. If competition, including from generics other than our AG Partner, capture sales or if generics other than our authorized generic are sold at a greater discount to Auryxia’s price than anticipated, it could materially and adversely affect our expected revenues. In addition, we are responsible for supplying product to our AG Partner, and if there are problems in the supply chain, we could be subject to certain penalties, which could be substantial.
With respect to Vafseo, we entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory.
We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements related to Vafseo, and we
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. In August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to some prerequisite activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
We may decide to enter into additional collaborations, strategic alliances, or joint ventures, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' development and/or commercialization efforts with respect to Auryxia, Vafseo or any other products or product candidates both within and outside of the U.S. For example, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Any of these relationships may require us to incur non-recurring and other charges, increase our near
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

We currently rely on a single source supplier for Auryxia drug substance and drug product, including for our authorized generic, and commercial supply from other suppliers may not be readily available. We have also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
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
Moreover, issues that may arise in any scale-up and technology transfer and/or continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we have experienced issues in manufacturing Auryxia, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or Vafseo where approved, would negatively and materially impact our reputation and financial condition.
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other global regulatory authorities. These requirements include, among other things, quality control, cGMP compliance, global regulatory requirements, and the maintenance of records and documentation. The facilities and processes used by our third-party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time. Although we have oversight into the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third-party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, if we have high amounts of write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia or Vafseo, and our financial condition could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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

Since February 2025, the Trump Administration has imposed a series of tariff-related actions against U.S. trading partners. In February 2025, the Trump Administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or the USMCA, and a 20% tariff on China. On April 2, 2025, the President imposed a 10% “baseline” reciprocal tariff on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). The Trump Administration has announced trade agreements with several countries – including China and the EU – with baseline tariffs ranging from 10% to 20%. On July 31, 2025, President Trump announced new reciprocal tariff rates for all U.S. trading partners. In response to the U.S. tariff changes, certain foreign countries, including China, have imposed retaliatory measures. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, active pharmaceutical ingredients, and related chemicals. President Trump has indicated he may impose tariffs of up to 200% on pharmaceutical products pursuant to this investigation.
Our business may be negatively affected by these tariffs and any new tariff actions or trade restrictions and the underlying uncertainty and supply chain disruptions created thereby. The development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, currently, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on our ability to commercialize Auryxia and Vafseo or the development of our product candidates and our business operations.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our products and product candidates, affect the demand for our products, the competitive position of our products or product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China and Canada, including pursuant to our manufacturing service arrangements with WuXi STA and Patheon. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S., Chinese, European, Canadian or other government takes retaliatory trade actions due to the recent trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and commercialize Auryxia, Vafseo and any product candidates. Our future financial performance and our ability to develop and commercialize Auryxia and Vafseo and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. The pharmaceutical and biotechnology industries continue to face challenges in recruiting and retaining qualified employees.
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
In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona in Japan, the development and commercialization of ferric citrate in Europe, and the development and commercialization of vadadustat, which is now being marketed under the trade name Vafseo by our collaboration partner, MTPC, in Japan and potentially other Asian countries and our collaboration partner, Medice, in the Medice Territory. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
For example, we supply or have agreed to supply, as applicable, ferric citrate in Europe to Averoa and Vafseo in Japan, Europe and other territories where it is approved for commercial use to MTPC and Medice, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 100

conditions. Any potential future impairment of property and equipment, our right-of-use assets or goodwill may significantly impact our results of operations and financial condition.
As of June 30, 2025, we had approximately $59.0 million of goodwill from the Merger, $1.7 million of property and equipment and $6.0 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s and Vafseo's commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q. If these estimates, judgments and assumptions change in the future, additional impairment charges related to plant and equipment, and right-of-use assets or goodwill could be recorded in the future, which could materially impact our financial position, certain of our material agreements, and our future operating results.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia or Vafseo.
We face an inherent risk of product liability as a result of the clinical and commercial use of Auryxia and Vafseo and our product candidates. For example, we may be sued if Auryxia, Vafseo or our product candidates allegedly causes injury or is found to be otherwise unsuitable during clinical trials or commercial use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Auryxia or Vafseo or affect the development of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 102

Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. In addition, the deduction for NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current-year taxable income. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state NOLs generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, market entry of additional generic competition to Auryxia, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 103

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
As of June 30, 2025 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 5.8% of our outstanding shares of common stock and the Vanguard Group, or Vanguard, beneficially owned approximately 4.8% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock or Vanguard could cause the price of our common stock to decline. In addition, as of June 30, 2025, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
Further, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, or the Initial Warrant, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) we issued a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from the date of issuance. If any or all of the warrants are exercised, our stockholders could realize dilution, and the value of their shares could decrease. For example, on July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at the Exercise Price. A cashless exercise allows the Warrant Holder to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. As a result of the cashless exercise, we issued 1,408,588 shares to the Warrant Holder under the Initial Warrant.
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
In addition, we currently have on file with the SEC a shelf registration statement on Form S-3, which allows us to offer and sell up to $250.0 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $75.0 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC, of which $32.0 million remains available for future issuance and sale.
Akebia Therapeutics, Inc. | Form 10-Q | Page 104

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
As of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 105

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2025, we did not have any sales of unregistered securities, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 106

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1	Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (001-36352), filed on June 13, 2025).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed, or submitted electronically, herewith

Akebia Therapeutics, Inc. | Form 10-Q | Page 107

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 108