Form 10-Q
period 2025-09-30
Akebia Therapeutics, Inc.
filed 2025-11-10
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 4, 2025 was 265,365,993.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•our plans with respect to commercializing Vafseo® (vadadustat) and any potential label expansion opportunities for Vafseo or any current or future product candidate;
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
•our ability to maintain adequate inventory levels of Auryxia, Vafseo and any other products or product candidates;
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
•We may not be able to obtain marketing approval for any potential label expansion for Vafseo or any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
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
•We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia, Vafseo or any other product we may develop, in-license or acquire or we are found to have improperly promoted such products through direct-to-consumer advertising, or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
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

Akebia Therapeutics, Inc.
Form 10-Q
For the Quarter Ended September 30, 2025

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$166,444	$51,870
Inventories	18,643	16,243
Accounts receivable, net	66,223	34,368
Prepaid expenses and other current assets	7,026	11,350
Total current assets	258,336	113,831
Property and equipment, net	1,473	2,200
Operating right-of-use assets	4,837	8,218
Goodwill	59,044	59,044
Other long-term assets	40,462	37,377
Total assets	$364,152	$220,670
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$10,087	$15,180
Accrued expenses and other current liabilities	106,420	63,460
Current portion of deferred revenue	3,881	—
Working Capital Fund liability, current portion	12,991	2,274
Total current liabilities	133,379	80,914
Long-term operating lease liabilities	—	3,547
Long-term debt, net	47,641	38,693
Liability related to settlement royalties, net of current portion	52,994	46,697
Liability related to sale of future royalties, net of current portion	50,576	52,066
Working Capital Fund liability, net of current portion	27,726	38,013
Warrant liability	5,242	5,176
Other long-term liabilities	5,002	4,749
Total liabilities	322,560	269,855
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock $0.00001 par value; 25,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at September 30, 2025 and December 31, 2024; 265,226,038 and 224,848,992 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,713,045	1,629,167
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,671,461)	(1,678,360)
Total stockholders' equity (deficit)	41,592	(49,185)
Total liabilities and stockholders' equity (deficit)	$364,152	$220,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Product revenue, net	$56,789	$35,592	$173,041	$107,810
License, collaboration and other revenue	1,977	1,836	5,533	5,873
Total revenues	58,766	37,428	178,574	113,683
Cost of goods sold
Cost of product and other revenue	9,383	5,150	26,927	15,780
Amortization of intangible asset	—	9,011	—	27,032
Total cost of goods sold	9,383	14,161	26,927	42,812
Operating expenses:
Research and development	14,944	8,487	35,711	25,866
Selling, general and administrative	29,094	26,516	81,391	78,870
License	896	769	2,493	2,242
Restructuring	—	—	—	58
Total operating expenses	44,934	35,772	119,595	107,036
Income (loss) from operations	4,449	(12,505)	32,052	(36,165)
Other income (expense)
Interest expense	(4,748)	(6,661)	(19,352)	(11,308)
Other income (expense)	(10)	(17)	175	39
Change in fair value of warrant liability	1,464	(856)	(5,361)	1,345
Loss on extinguishment of debt	—	—	—	(517)
Income (loss) before income taxes	1,155	(20,039)	7,514	(46,606)
Income tax expense	(615)	—	(615)	—
Net income (loss)	$540	$(20,039)	$6,899	$(46,606)
Comprehensive income (loss)	$540	$(20,039)	$6,899	$(46,606)

Net income (loss) per share:
Basic	$0.00	$(0.10)	$0.03	$(0.22)
Diluted	$0.00	$(0.10)	$0.03	$(0.22)

Weighted average shares of common stock outstanding:
Basic	264,786,432	210,348,459	254,390,502	208,343,679
Diluted	274,372,722	210,348,459	262,680,943	208,343,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)
Exercise of options	23,892	—	14	—	—	14
Stock-based compensation expense	—	—	2,072	—	—	2,072
Restricted stock unit vesting	451,104	—	—	—	—	—
Net loss	—	—	—	—	(8,582)	(8,582)
Balance at June 30, 2024	209,929,145	$2	$1,601,755	$6	$(1,635,517)	$(33,754)
Issuance of common stock, net of issuance costs	1,242,662	—	1,662	—	—	1,662
Proceeds from sale of stock under employee stock purchase plan	97,411	—	83	—	—	83
Exercise of options	2,312	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Restricted stock unit vesting	270,592	—	—	—	—	—
Net loss	—	—	—	—	(20,039)	(20,039)
Balance at September 30, 2024	211,542,122	$2	$1,605,146	$6	$(1,655,556)	$(50,402)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581
Issuance of common stock, net of issuance costs	850,000	—	1,542	—	—	1,542
Exercise of options	95,996	—	178	—	—	178
Stock-based compensation expense	—	—	2,676	—	—	2,676
Restricted stock unit vesting	451,246	—	—	—	—	—
Net income	—	—	—	—	247	247
Balance at June 30, 2025	263,041,832	$2	$1,701,217	$6	$(1,672,001)	$29,224
Warrants exercised, cashless	1,408,588	—	7,494	—	—	7,494
Proceeds from sale of stock under employee stock purchase plan	94,060	—	151	—	—	151
Exercise of options	438,300	—	962	—	—	962
Stock-based compensation expense	—	—	3,221	—	—	3,221
Restricted stock unit vesting	243,258	—	—	—	—	—
Net income	—	—	—	—	540	540
Balance at September 30, 2025	265,226,038	$2	$1,713,045	$6	$(1,671,461)	$41,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Operating Activities:
Net income (loss)	$6,899	$(46,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	948	1,127
Amortization of intangible asset	—	27,032
Bad debt expense	1,385	—
Change in fair value of warrant liability	5,361	(1,345)
Non-cash royalty revenue related to sale of future royalties	(1,325)	(1,390)
Non-cash interest expense	17,056	7,475
Non-cash operating lease expense	3,381	3,116
Non-cash loss on extinguishment of debt	—	294
Write-down of inventory	645	2,403
Change in excess inventory purchase commitments	—	2,068
Gain on the sale of property and equipment	(172)	—
Stock-based compensation expense	8,084	6,078
Changes in operating assets and liabilities:
Accounts receivable	(33,240)	7,120
Inventory	(5,707)	(19,905)
Prepaid expenses and other current assets	6,019	6,805
Other long-term assets	141	625
Accounts payable	(7,337)	(3,758)
Accrued expense and other current liabilities	34,602	(17,652)
Operating lease liabilities	(4,011)	(3,212)
Deferred revenue	3,881	—
Other long-term liabilities	253	(6,468)
Net cash provided by (used in) operating activities	36,863	(36,193)
Investing Activities:
Purchases of equipment	(221)	(31)
Proceeds from the sale of property and equipment	172	—
Net cash used in investing activities	(49)	(31)
Financing Activities:
Proceeds from the issuance of debt	10,000	45,000
Payments of issuance costs related to BlackRock Credit Agreement	(63)	(1,272)
Proceeds from issuance of common stock, net of issuance costs	66,449	20,402
Proceeds from issuance of stock under employee stock purchase plan	230	153
Proceeds from the exercise of stock options	1,621	155
Repayment of term debt	(462)	(37,100)
Net cash provided by financing activities	77,775	27,338
Increase (decrease) in cash, cash equivalents and restricted cash	114,589	(8,886)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$168,139	$35,693

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$2,199	$4,846
Cashless exercise of warrants in connection with BlackRock Credit Agreement	$7,494	$—
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
As of September 30, 2025, the Company had cash and cash equivalents of approximately $166.4 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, including if the Company does not achieve its future anticipated Vafseo revenue projections, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period.
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of September 30, 2025, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in "prepaid expenses and other current assets" in the consolidated balance sheet as of September 30, 2025 and in “other long-term assets” in the consolidated balance sheet as of December 31, 2024.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$166,444	$51,870
Restricted cash	1,695	1,680
Total cash, cash equivalents and restricted cash	$168,139	$53,550
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $2.6 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$1,212	$1,029
Provision for bad debts	1,385	194
Recoveries/(write-offs)	—	(695)
Ending balance	$2,597	$528
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations and comprehensive income (loss). The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments require the disclosure of total selling expenses and an entity's definition of those expenses. ASU 2024-03 will be effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 31, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2024-03 may have on its expense disclosures in the notes to the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating ASU 2025-05 and does not expect it to have a material effect on the Company’s consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which removes all references to prescriptive and sequential software development stages (referred to as "project stages"). An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company is currently evaluating ASU 2025-06 and does not expect it to have a material effect on the Company’s consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$154,256	$—	$—	$154,256
Long-term liability:
Warrant liability	$—	$5,242	$—	$5,242

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$5,176	$—	$5,176
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
4.INVENTORIES
Inventories consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Inventories, current:
Work-in-process	$15,715	$12,031
Finished goods	2,928	4,212
Inventories, current	$18,643	$16,243
Long-term inventories included in other long-term assets:
Raw materials	$900	$381
Work-in-process	38,960	34,572
Inventories, long-term	$39,860	$34,953
Total inventories	$58,503	$51,196
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $0.5 million and $0.6 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million and $2.4 million during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the Company realized lower cost of product and other revenue of $3.7 million and $12.3 million, respectively, due to the Company's ability to sell inventory previously written down to zero, its then net realizable value.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
The Company maintained a definite-lived intangible asset related to developed product rights for Auryxia. The intangible asset was initially recorded at fair value and was stated net of accumulated amortization. The Company amortized the intangible asset using the straight-line method over the estimated useful life of six years. The intangible asset was fully amortized as of December 31, 2024. The Company recorded $9.0 million and $27.0 million in amortization expense for the three and nine months ended September 30, 2024, respectively, related to the developed product rights for Auryxia.
Goodwill
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of each of September 30, 2025 and December 31, 2024, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	September 30, 2025	December 31, 2024
Prepaid manufacturing	$—	$4,029
Restricted cash	1,695	—
Other	5,331	7,321
Total prepaid expenses and other current assets	$7,026	$11,350
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
Other long-term assets are as follows (in thousands):

Description	September 30, 2025	December 31, 2024
Long-term inventories	$39,860	$34,953
Restricted cash	—	1,680
Other	602	744
Total other long-term assets	$40,462	$37,377
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities consists of the following (in thousands):

Description	September 30, 2025	December 31, 2024
Product revenue allowances excluding rebates	$8,972	$9,657
Product rebates	50,267	6,070
Product return reserves, current portion	5,076	5,295
Clinical trial costs	1,346	1,885
Compensation and related benefits	9,315	9,194
Operating lease liabilities, current portion	4,936	5,400
Royalties due to Panion & BF Biotech, Inc.	3,628	3,543
Professional fees	1,533	1,452
Accrued manufacturing costs	1,124	1,468
Restructuring costs	—	489
BioVectra, Inc. termination fees	—	7,204
Liability related to sale of future royalties, current portion	2,144	2,039
Settlement royalties liability, current portion	14,286	5,924
Other	3,793	3,840
Total accrued expenses and other current liabilities	$106,420	$63,460
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
On February 3, 2025, the Company and Kreos entered into a Second Amendment to the BlackRock Credit Agreement, or the Second Amendment, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest accrued on the Extended Tranche C as if it was advanced on December 31, 2024.
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of September 30, 2025, the Company's interest rate was 11.00%. The Company recognized interest expense related to the BlackRock Credit Agreement of $2.1 million and $6.2 million during the three and nine months ended September 30, 2025, respectively, and $1.7 million and $5.5 million during the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2025	$—
2026	—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(4,798)
Total term loans	$47,641
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each reporting period and when a warrant is exercised, with the changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $5.2 million as of September 30, 2025 and December 31, 2024. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
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
The Company recognized no interest expense during the three and nine months ended September 30, 2025 and immaterial interest expense during the nine months ended September 30, 2024, in each case related to the Pharmakon Loan Agreement.
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
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606. The Company therefore determined that the consideration received from CSL Vifor of $43.3 million, comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments. The annual effective interest rate as of September 30, 2025 was 24.6% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $3.9 million and $14.7 million for the three and nine months ended September 30, 2025,
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, and $4.4 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the balances related to the settlement royalties liability were as follows (in thousands):

Description	September 30, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$14,286	$5,924
Long-term portion	52,994	46,697
Total settlement royalties liability	$67,280	$52,621
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
The discount on the Working Capital Fund liability is amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.2 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. The amortization of the deferred gain was $1.1 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	September 30, 2025	December 31, 2024
Current portion	$12,991	$2,274
Long-term portion	27,726	38,013
Total Working Capital Fund liability	$40,717	$40,287
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
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of September 30, 2025 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2024 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid royalties to HCR of $0.5 million during each of the three months ended September 30, 2025 and 2024 and $1.4 million during each of the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024 the balances were as follows (in thousands):

Liability related to sale of future royalties	September 30, 2025	December 31, 2024
Current portion (included in accrued expenses and other current liabilities)	$2,144	$2,039
Long-term portion	50,576	52,066
Total liability related to sale of future royalties	$52,720	$54,105
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
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of September 30, 2025, the remaining lease term for the Cambridge Lease was 0.95 years.
Operating lease costs were $1.2 million and $3.7 million for each of the three and nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $4.4 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2024, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 and in other long-term assets in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2024.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitments
2025	$1,460
2026	3,613
Total lease commitments	$5,073
Less: present value adjustment	(137)
Current and long-term operating lease liabilities	$4,936
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of September 30, 2025, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $15.3 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceed the current forecast, including review of assumptions of expected future demand and expiry of inventory. The excess firm commitment liability recorded in other long-term liabilities was $3.6 million as of September 30, 2025 and December 31, 2024.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2026, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of September 30, 2025, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of September 30, 2025, the Company has committed to purchase $69.2 million of Vafseo drug substance from WuXi STA through the end of 2027, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Additionally, on February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of September 30, 2025, the Company has committed to purchase $0.8 million of Vafseo drug product from WuXi STA through the first quarter
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
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
Although the Esteve Agreement was assigned to MTPC in December 2022, the Company and Esteve have agreed to negotiate the terms of a new commercial supply relationship. As of September 30, 2025, the Company has committed to purchase $7.6 million of Vafseo drug substance from Esteve through the end of 2025.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024 and were completed in July 2025, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was immaterial and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred royalty payments due to Panion of approximately $2.7 million and $8.4 million during the three and nine months ended September 30, 2025, respectively, and $2.1 million and $6.4 million during the three and nine months ended September 30, 2024, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
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
In December 2024, the Company and Cyclerion entered into Amendment #1 to the Cyclerion Agreement, pursuant to which the Company agreed to pay Cyclerion (i) $1.25 million, which was paid in December 2024, and (ii) $0.5 million, which was paid in September 2025. In addition, the parties agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. During the year ended December 31, 2024, the Company recorded the $1.25 million payment and $0.5 million payment to research and development expense in accordance with ASC 730, Research and Development, as praliciguat remains a development stage compound with no alternative future use. Furthermore, the only contingency as it related to the $0.5 million payment made in September 2025 was the passage of time.
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
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $86.8 million at September 30, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and nine months ended September 30, 2025 and 2024, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of September 30, 2025. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
Until Vafseo's market entry in January 2025, the Company’s only source of product revenue was from the U.S. sales of Auryxia. The Company recognized the following revenue from Vafseo and Auryxia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2025	2024	2025	2024
Vafseo	$14,322	$—	$39,635	$—
Auryxia(1)	42,467	35,592	133,406	107,810
Total product revenues	$56,789	$35,592	$173,041	$107,810
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Partner, during the three and nine months ended September 30, 2025.
The following table presents changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Partner (in thousands):

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$9,255	$(9,255)	$—
Contract liabilities:
Deferred revenue	$—	$8,118	$(5,250)	$2,868
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the following revenues related to the Company's sales to its AG Partner as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2025	2024	2025	2024
Deferred revenue — beginning of the period	$2,664	$—	$—	$—
Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	2,200	62,571	552	65,323
Adjustments related to prior year sales	69	336	(164)	241
Credits/payments made	(3,151)	(19,395)	(359)	(22,905)
Balance at September 30, 2025	$554	$59,238	$6,471	$66,263

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	5,990	28,950	3,104	38,044
Adjustments related to prior year sales	377	153	(1,336)	(806)
Credits/payments made	(6,631)	(36,778)	(4,177)	(47,586)
Balance at September 30, 2024	$1,343	$15,316	$4,507	$21,166
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
Accounts receivable, net related to product sales, was approximately $63.2 million and $32.4 million as of September 30, 2025 and December 31, 2024, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Description	2025	2024	2025	2024
Medice	License and royalties related to the sale of Vafseo in the EU	$28	$29	$52	$29
MTPC	License and Product Supply of Vafseo in Japan	455	525	1,325	2,106
JT and Torii	License and royalties related to the sale of Riona in Japan	1,494	1,282	4,156	3,738
Total license and other revenue		$1,977	$1,836	$5,533	$5,873
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,010	$6,577	$(5,527)	$3,060
Contract liability:
Deferred revenue	$—	$1,013	$—	$1,013

	Nine Months Ended September 30, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,333	$5,873	$(7,381)	$1,825
Contract liabilities:
Deferred revenue(2)	$43,296	$—	$(43,296)	$—
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and 2024.
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
During each of the three and nine months ended September 30, 2025 and 2024, the Company recognized no revenue from performance obligations satisfied in previous periods.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was included in prepaid expenses and other current assets as of December 31, 2024 on the audited consolidated balance sheets. The $1.4 million was received during the nine months ended September 30, 2025.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During each of the three and nine months ended September 30, 2025 and 2024, the Company recognized immaterial revenue from Medice royalties. As of September 30, 2025, there were $0.1 million in contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company will supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the three and nine months ended September 30, 2025 or 2024.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $8.2 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2025, all development milestones and $25.0 million in regulatory
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized revenue from MTPC royalties of $0.5 million during each of the three months ended September 30, 2025 and 2024, and $1.3 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the MTPC Agreement.
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
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. The Company recognized no revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2025 and no revenue and $0.7 million in revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $1.0 million in accounts receivable and $1.0 million in deferred revenue recorded in connection with the MTPC Supply Agreement.
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
The Company recognized license revenue of $1.5 million and $4.2 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.7 million during the three and nine months ended September 30, 2024, respectively, related to royalties earned on net sales of ferric citrate hydrate in Japan under the trade name Riona. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of September 30, 2025, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 265,226,038 and 224,848,992 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of September 30, 2025 and December 31, 2024.
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
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2024, the Company sold 14,271,631 shares of its common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the nine months ended September 30, 2025, the Company sold 9,437,364 shares of its common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
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
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. The cashless exercise allowed the Warrant Holder to convert the warrants into shares of the Company's common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. On
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 23, 2025, as a result of the cashless exercise, the Company issued 1,408,588 shares to the Warrant Holder under the Initial Warrant.
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $3.2 million and $8.1 million during the three and nine months ended September 30, 2025, respectively, and $1.6 million and $6.1 million for the three and nine months ended September 30, 2024, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity plans:

			September 30, 2025		December 31, 2024
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and restricted stock units (RSUs)	153,346	—	163,765	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, stock appreciation rights (SARs) and performance awards	8,612,119	—	11,559,708	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (4) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	16,351,570	24,329,514	10,390,642	11,340,648
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
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,074,082 options included as outstanding under the 2014 Plan in the table and 3,064,976 options included as outstanding under the 2023 Plan in the table as of September 30, 2025 and 1,151,127 options included as outstanding under the 2014 Plan and 2,534,775 options included as outstanding under the 2023 Plan in the table as of December 31, 2024.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Common Stock Options and Stock Appreciation Rights
During the nine months ended September 30, 2025, the Company issued 3,634,400 options to employees and 375,200 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2025, the Company granted 1,182,176 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,133,176 options remained outstanding as of September 30, 2025.
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
The combined stock option activity for the nine months ended September 30, 2025, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
Granted	5,191,776	$2.52	—	—
Exercised	(1,138,621)	$1.42	—	—
Expired	(1,142,350)	$8.72	—	—
Canceled and forfeited	(1,126,622)	$1.74	—	—
Outstanding at September 30, 2025	18,468,508	$2.86	7.29 years	$15,160
Exercisable at September 30, 2025	9,360,308	$3.68	5.84 years	$7,746
As of September 30, 2025, there was approximately $13.5 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.82 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2024	1,321,423	$0.95	4,108,367	$1.59
Granted	—	$—	4,460,300	$2.31
Vested	(790,281)	$1.10	(1,564,770)	$1.55
Forfeited and canceled	(120,409)	$1.05	(766,103)	$1.80
Unvested as of September 30, 2025	410,733	$0.63	6,237,794	$2.09
As of September 30, 2025, there was $9.7 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.90 years.
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP, substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of September 30, 2025 and December 31, 2024, a total of 4,260,647 and 4,448,069 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 187,422 shares under the ESPP during the nine months ended September 30, 2025.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
Stock Options	2025			2024			2025			2024
Risk-free interest rate	3.79%	-	4.03%	3.60%	-	3.95%	3.79%	-	4.38%	3.60%	-	4.66%
Expected volatility	111.72%	-	120.16%	111.37%	-	117.40%	111.61%	-	123.58%	109.98%	-	118.61%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$2.80			$1.17			$2.18			$1.35
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$169	$115	$491	$284
Research and development	677	338	1,675	1,153
Selling, general and administrative	2,375	1,193	5,918	4,603
Restructuring	—	—	—	38
Total stock-based compensation	$3,221	$1,646	$8,084	$6,078
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.NET INCOME (LOSS) PER SHARE
The following summarizes the calculation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income (loss)	$540	$(20,039)	$6,899	$(46,606)

Denominator
Denominator for basic net income (loss) per share - weighted average outstanding shares of common stock	264,786,432	210,348,459	254,390,502	208,343,679
Dilutive effect of common stock options and SARs	4,416,904	—	3,351,562	—
Dilutive effect of RSUs	3,243,785	—	2,995,205	—
Dilutive effect of warrants	1,924,435	—	1,942,508	—
Dilutive effect of ESPP	1,166	—	1,166	—
Denominator for diluted net income (loss) per share - weighted average outstanding shares of common stock and assumed conversions	274,372,722	210,348,459	262,680,943	208,343,679
Basic net income (loss) per share	$0.00	$(0.10)	$0.03	$(0.22)
Diluted net income (loss) per share	$0.00	$(0.10)	$0.03	$(0.22)
Potentially dilutive securities including common stock options, RSUs, SARs and warrants have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. Therefore, for the three and nine months ended September 30, 2024 in which the Company reported a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

Three and Nine Months Ended September 30, 2024
Warrants	3,076,923
Outstanding common stock options	16,120,512
Unvested RSUs	5,616,584
Stock appreciation rights	635,313
Total	25,449,332
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
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$58,766	$37,428	$178,574	$113,683
Less:
Direct cost of product and other revenue	6,683	3,039	18,569	7,270
Panion royalty	2,700	2,111	8,358	6,442
Excess firm purchase commitment charge	—	—	—	2,068
Amortization of intangible asset	—	9,011	—	27,032
Research and development	14,944	8,487	35,711	25,866
Selling, general and administrative	29,094	26,516	81,391	78,870
License	896	769	2,493	2,242
Restructuring	—	—	—	58
Income (loss) from operations	4,449	(12,505)	32,052	(36,165)

Other income (expense)
Interest expense	(4,748)	(6,661)	(19,352)	(11,308)
Other (expense) income	(10)	(17)	175	39
Change in fair value of warrant liability	1,464	(856)	(5,361)	1,345
Loss on extinguishment of debt	—	—	—	(517)
Income (loss) before income taxes	1,155	(20,039)	7,514	(46,606)
Income tax expense	(615)	—	(615)	—
Net income (loss)	$540	$(20,039)	$6,899	$(46,606)
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 29

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
Our current portfolio includes:
Vafseo is an orally administered medicine that was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Shipment of Vafseo commenced in January 2025. We have commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current erythropoiesis stimulating agent, or ESA, pricing and Vafseo is the only oral HIF-based treatment available in the U.S.
We recently completed a Type C meeting with the FDA and, while we have not yet received final minutes from the meeting, based on the FDA feedback, we have not come to alignment regarding a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis. As a result, we do not plan to initiate VALOR and therefore do not expect to pursue a broad label for Vafseo for CKD non-dialysis dependent patients.
In the European Union, or EU, the United Kingdom, or UK, Switzerland and Australia, Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Our partner MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, has an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in defined territories and launched Vafseo in Germany, Austria, Switzerland, the Netherlands and certain other countries in Europe.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
Ferric citrate hydrate has also been approved in Japan, and is marketed and sold by our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA under the trade name Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland, the UK, the Balkans and certain countries in Eastern Europe and the Middle East. Averoa applied for marketing authorization for ferric citrate in Europe in April 2024. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization. The EC granted marketing authorization in June 2025. In November 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or UK.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

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
From inception through September 30, 2025, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

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
The Term Loan Facility provided us access to three tranches: (i) an initial tranche of $37.0 million, which was funded on January 29, 2024, (ii) an additional tranche of $8.0 million, which was funded on April 19, 2024, and (iii) a final tranche of $10.0 million, which was available in a single draw through an expiry date of December 31, 2024, or the Prior Tranche C Loan. As a result of the Second Amendment, the Prior Tranche C Loan expiry date was extended until February 3, 2025, or the Extended Tranche C Loan. The terms of the Extended Tranche C Loan are substantially similar to the terms of the Prior Tranche C Loan, however, interest accrued on the Extended Tranche C Loan as if it was advanced on December 31, 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

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
At-the-Market (ATM) Offering
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, we filed a prospectus related to our amended and restated sales agreement with Jefferies LLC (which amended and restated the prior sales agreement), pursuant to which we are able to offer and sell up to $75.0 million of our common stock at current market prices from time to time. From September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the nine months ended September 30, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$56,789	$35,592	$21,197	60%
License, collaboration and other revenue	1,977	1,836	141	8%
Total revenues	58,766	37,428	21,338	57%
Cost of goods sold
Cost of product and other revenue	9,383	5,150	4,233	82%
Amortization of intangible asset	—	9,011	(9,011)	(100)%
Total cost of goods sold	9,383	14,161	(4,778)	(34)%
Operating expenses
Research and development	14,944	8,487	6,457	76%
Selling, general and administrative	29,094	26,516	2,578	10%
License	896	769	127	17%
Total operating expenses	44,934	35,772	9,162	26%
Income (loss) from operations	4,449	(12,505)	16,954	(136)%
Other expense, net	(4,758)	(6,678)	1,920	(29)%
Change in fair value of warrant liability	1,464	(856)	2,320	(271)%
Income (loss) before income taxes	1,155	(20,039)	21,194	(106)%
Income tax expense	(615)	—	(615)	*
Net income (loss)	$540	$(20,039)	$20,579	(103)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Partner.
Net product revenue was $56.8 million for the three months ended September 30, 2025, compared to $35.6 million for the three months ended September 30, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

The following table summarizes our product revenue by product for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
Product	2025	2024
Vafseo(1)	$14,322	$—
Auryxia(2)	42,467	35,592
Total product revenues	$56,789	$35,592
(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Partner during the three months ended September 30, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $2.0 million for the three months ended September 30, 2025, compared to $1.8 million for the three months ended September 30, 2024.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $9.4 million for the three months ended September 30, 2025 compared to $5.2 million for the three months ended September 30, 2024. The increase was primarily due to higher Auryxia volume during the three months ended September 30, 2025. In addition, cost of product and other revenue for the three months ended September 30, 2024 was offset by a $3.7 million benefit that we recorded due to our ability to sell inventory previously written-down as excess inventory during the three months ended September 30, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $0.5 million for the three months ended September 30, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended September 30, 2025 was valued at cost, our cost of product and other revenue would have been $1.6 million. As of September 30, 2025, we had $25.4 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $9.0 million in amortization expense for the three months ended September 30, 2025 and 2024, respectively, related to the developed product rights for Auryxia.
R&D Expenses—R&D expenses were $14.9 million for the three months ended September 30, 2025, compared to $8.5 million for the three months ended September 30, 2024. The increase was primarily driven by increased clinical trial activities related to Vafseo and higher headcount related costs.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Vafseo clinical trial and other external costs	$7,154	$3,046
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,386	1,462
Total external R&D expenses	8,540	4,508
Internal personnel, consulting, facilities and other	6,404	3,979
Total R&D expenses	$14,944	$8,487
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $29.1 million for the three months ended September 30, 2025, compared to $26.5 million for the three months ended September 30, 2024. The increase was largely due to higher marketing costs in connection with the Vafseo U.S. launch and increased headcount related costs during the three months ended September 30, 2025.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $4.8 million for the three months ended September 30, 2025, compared to $6.7 million for the three months ended September 30, 2024. The decrease was primarily due to increased interest income related to our money market funds which offset interest expense during the three months ended September 30, 2025.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $1.5 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.
Income Tax Expense—Income tax expense was $0.6 million for the three months ended September 30, 2025. There was no income tax expense for the three months ended September 30, 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$173,041	$107,810	$65,231	61%
License, collaboration and other revenue	5,533	5,873	(340)	(6)%
Total revenues	178,574	113,683	64,891	57%
Cost of goods sold
Cost of product and other revenue	26,927	15,780	11,147	71%
Amortization of intangible asset	—	27,032	(27,032)	(100)%
Total cost of goods sold	26,927	42,812	(15,885)	(37)%
Operating expenses
Research and development	35,711	25,866	9,845	38%
Selling, general and administrative	81,391	78,870	2,521	3%
License	2,493	2,242	251	11%
Restructuring	—	58	(58)	(100)%
Total operating expenses	119,595	107,036	12,559	12%
Operating income (loss)	32,052	(36,165)	68,217	(189)%
Other expense, net	(19,177)	(11,269)	(7,908)	70%
Change in fair value of warrant liability	(5,361)	1,345	(6,706)	(499)%
Loss on extinguishment of debt	—	(517)	517	(100)%
Income (loss) before income taxes	7,514	(46,606)	54,120	(116)%
Income tax expense	(615)	—	(615)	*
Net income (loss)	$6,899	$(46,606)	$53,505	(115)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Partner.
Net product revenue was $173.0 million for the nine months ended September 30, 2025, compared to $107.8 million for the nine months ended September 30, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

The following table summarizes our product revenue by product for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
Product	2025	2024
Vafseo(1)	$39,635	$—
Auryxia(2)	133,406	107,810
Total product revenues	$173,041	$107,810
(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Partner during the nine months ended September 30, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $5.5 million for the nine months ended September 30, 2025, compared to $5.9 million for the nine months ended September 30, 2024. The decrease was primarily due to revenue recognized in connection with our supply agreement with MTPC during the nine months ended September 30, 2024.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $26.9 million for the nine months ended September 30, 2025 compared to $15.8 million for the nine months ended September 30, 2024. The increase was primarily due to higher Auryxia volume during the nine months ended September 30, 2025. In addition, cost of product and other revenue for the nine months ended September 30, 2024 was offset by a $12.3 million benefit that we recorded due to our ability to sell inventory previously written-down as excess inventory during the nine months ended September 30, 2024. We also recorded a charge of $2.1 million related to our firm purchase commitment liability during the nine months ended September 30, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $2.4 million for the nine months ended September 30, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the nine months ended September 30, 2025 was valued at cost, our cost of product and other revenue would have been $4.6 million. As of September 30, 2025, we had $25.4 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $27.0 million in amortization expense for the nine months ended September 30, 2025 and 2024, respectively, related to the developed product rights for Auryxia.
R&D Expenses—R&D expenses were $35.7 million for the nine months ended September 30, 2025, compared to $25.9 million for the nine months ended September 30, 2024. The increase was primarily due to clinical trial activities related to Vafseo and higher headcount related costs.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Vafseo clinical trial and other external costs	$14,914	$6,337
External costs for other programs, including feasibility and new processes and methods associated with commercial product	3,985	4,252
Total external R&D expenses	18,899	10,589
Internal personnel, consulting, facilities and other	16,812	15,277
Total R&D expenses	$35,711	$25,866
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $81.4 million for the nine months ended September 30, 2025, compared to $78.9 million for the nine months ended September 30, 2024. The increase was largely due to higher marketing costs in connection with the Vafseo U.S. launch and increased headcount related costs during the nine months ended September 30, 2025.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $2.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Restructuring Expenses—There were no restructuring expenses and $0.1 million of restructuring expenses for the nine months ended September 30, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $19.2 million for the nine months ended September 30, 2025, compared to $11.3 million for the nine months ended September 30, 2024. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement which we entered into in July 2024, partially offset by interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $5.4 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Loss on Extinguishment of Debt—During the nine months ended September 30, 2024, we recorded a $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans. We did not record any loss on the extinguishment of debt during the nine months ended September 30, 2025.
Income Tax Expense—Income tax expense was $0.6 million for the nine months ended September 30, 2025. There was no income tax expense for the nine months ended September 30, 2024.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $166.4 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through September 30, 2025, we raised approximately $929.2 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $291.3 million from at-the-market offerings pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We generated net income of $0.5 million and $6.9 million during the three and nine months ended September 30, 2025, respectively, and incurred net loss of $20.0 million and $46.6 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $1.7 billion.
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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia and advance our existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated Vafseo revenue projections, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve and maintain profitability or continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
All obligations under the Term Loan Facility are secured by substantially all of our existing and after-acquired assets. The BlackRock Credit Agreement requires us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit our ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due which could limit our ability to make certain payments under the Vifor Termination Agreement. If we prepay the Term Loans prior to the BlackRock Maturity Date, we will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid. If prepayment is made during the first year, we are required to pay the amount of otherwise due interest payments for the twelve-month period following pre-payment.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

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
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of September 30, 2025 was 24.6% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $3.9 million and $14.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $14.3 million and $53.0 million of the settlement royalties liability is classified as a current and non-current liability, respectively.
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
The Working Capital Fund is considered a debt arrangement with zero coupon interest and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of September 30, 2025, $13.0 million and $27.7 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to us.
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of September 30, 2025 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement. We recorded non-cash royalty revenue of $0.5 million during each of the three months ended September 30, 2025 and 2024, and $1.3 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $2.1 million and $50.6 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of September 30, 2025, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of September 30, 2025, while others are considered future obligations. Our material cash requirements as of September 30, 2025, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

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
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $86.8 million as of September 30, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2025	2024
Operating activities	$36,863	$(36,193)
Investing activities	(49)	(31)
Financing activities	77,775	27,338
Increase (decrease) in cash, cash equivalents and restricted cash	$114,589	$(8,886)
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$168,139	$35,693
Operating Activities
Net cash provided by operating activities was $36.9 million for the nine months ended September 30, 2025. Net cash provided by operating activities for the nine months ended September 30, 2025 consisted of net income of $6.9 million as well as net non-cash adjustments of $35.4 million, including a change in fair value of the warrant liability of $5.4 million, offset by a reduction of $5.4 million in working capital.
Net cash used in operating activities was $36.2 million for the nine months ended September 30, 2024. Net cash used in operating activities consisted of a net loss of $46.6 million and net non-cash adjustments of $46.9 million, including amortization of our intangible asset of $27.0 million, and a reduction of $36.4 million in working capital.
Investing Activities
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

Immaterial net cash was used in investing activities for each of the nine months ended September 30, 2025 and 2024.
Financing Activities
Net cash provided by financing activities was $77.8 million for the nine months ended September 30, 2025, which primarily consisted of proceeds of $10.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $66.4 million from the sale of common stock from our March 2025 underwritten public offering and under our ATM facility.
Net cash provided by financing activities was $27.3 million for the nine months ended September 30, 2024, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $20.4 million from the sale of common stock under our ATM Facility, partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
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
During the nine months ended September 30, 2025, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2024 Form 10-K.
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
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of September 30, 2025 due to the material weakness in internal control over financial reporting described below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
On November 6, 2024, Sandoz AG filed an opposition against our issued European Patent No. 3007695 covering vadadustat once daily dosing regimen in the European Patent Office. On March 18, 2025, we timely submitted a Patent Proprietor’s Reply to the Notice of Opposition. Oral proceedings are scheduled for February 24-25, 2026.
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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia and advance our existing programs. However, we have incurred net losses each year since our inception, and although we generated net income of $0.5 million and $6.9 million for the three and nine months ended September 30, 2025, respectively, we cannot guarantee when, if ever, we will become and remain profitable. As of September 30, 2025, we had an accumulated deficit of $1.7 billion.
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
•obtaining regulatory approval for any potential label expansion for Vafseo, including the timing and scope thereof;
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
•patients’ adherence or non-adherence to the prescribed treatment regimen;
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
•maintaining adequate inventory levels of Auryxia, Vafseo and any other products or product candidates;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
•seek regulatory approval for any potential label expansion for Vafseo;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

•secure and validate manufacturing facilities for any of our products and product candidates;
•conduct discovery and development activities for our products and product candidates or platforms that may lead to the discovery of additional product candidates;
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
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to bring on additional manufacturers, to amend or replace our study protocols, to perform studies different from or larger than those currently planned, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including the post-approval studies required for Vafseo and any other additional clinical trial that we decide to conduct for Vafseo, or if there are any delays in completing any of these activities.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or the associated revenue. Any net losses we may incur in the future could fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter, our product revenue, the progress of our clinical development and our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
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
As of September 30, 2025, our cash and cash equivalents were $166.4 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
•the timing of, and the costs involved in obtaining, any potential label expansion for Vafseo or marketing approvals for any product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
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
•the cost of securing and validating manufacturing facilities for any of our products and product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for the foreseeable future, including to commercialize Vafseo and Auryxia and advance our existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated Vafseo revenue projections, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve or maintain profitability or continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as tariffs, rising inflation, increasing interest rates, slower economic growth or recession, global trade policies, global supply chain disruptions, ongoing conflicts including the Russia-Ukraine war, hostilities between Israel and Hamas, instability in the Middle East, tensions between China and Taiwan and other emerging geopolitical crises, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, from September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock in an at-the-market offering with gross proceeds of $24.3 million, and during the nine months ended September 30, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million. In addition, on March 21, 2025, we sold 25,000,000 shares of our common stock in an underwritten public offering with net proceeds of $46.5 million, and on April 22, 2025, we sold an additional 850,000 shares of our common stock in connection with the partial exercise of the underwriters' 30-day option to purchase additional shares in such underwritten public offering with net proceeds of $1.6 million. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. In addition, some dialysis organizations have medical protocols that require specific steps once Vafseo is prescribed that lengthens the time before the patient starts treatment, delaying initial adoption. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or do not keep Vafseo on their medical protocols, or maintain protocols that delay treatment initiation by requiring additional steps, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected. In the quarter ended September 30, 2025, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large and small dialysis organizations, our results of operations will be negatively impacted.
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization's operational activities, which could negatively impact Auryxia revenue. We believe our revenue growth for Auryxia has been negatively impacted by the COVID-19 pandemic since 2021 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future Auryxia revenues and revenue growth, ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our Auryxia revenue growth for the foreseeable future.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. For example, an unexpected number of patients initially prescribed Vafseo have discontinued treatment. If a higher than expected number of patient discontinuations persists, or increases, this could negatively impact the market acceptance of Vafseo, and could adversely affect our financial results. Market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
In addition, our ability to generate net product revenue depends on our ability to control the expenses associated with commercializing a product, including internal expenses, manufacturing costs, rebates, product returns and other adjustments. We do not have control over many of the expenses required to commercialize our products, and if we experience increased costs or expenses, we may not be able to afford the commercial activities required to successfully commercialize our products, which could have an adverse effect on our business. In addition, our net product revenue requires judgment and includes estimates for rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. If our net product revenue is lower than anticipated, including as a result of higher expenses or product returns, our business could be harmed.
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
For example, certain restrictions on access for members of our sales force to dialysis organizations have negatively impacted, and may continue to negatively impact, our ability to market Vafseo to healthcare providers, which could ultimately affect our sales of Vafseo. Furthermore, additional restrictions on access to healthcare providers could be imposed in the future, including as a result of outbreaks of infectious diseases. Such restrictions could result in slower adoption of Vafseo, declines or changes in prescription trends and customer orders, and could have a material adverse effect on our business, results of operations, and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, Vafseo or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and Vafseo, depend significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, dialysis organizations, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, Vafseo or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, dialysis organization, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
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

In July 2024, Ardelyx, Inc., or Ardelyx, filed a complaint in the United States District Court for the District of Columbia against the U.S. Department of Health and Human Services, or HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the U.S. Court of Appeals for the DC Circuit. Briefing of the case has
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

been completed and oral argument was held on September 25, 2025. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we will be required to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations, DaVita, Fresenius Medical Care Rx and USRC, in the aggregate, accounted for a significant percentage of our gross revenue from Auryxia and Vafseo during the three and nine months ended September 30, 2025. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely basis or at all, our business may be materially harmed.

Due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, our business may be materially harmed. We recently also began to ship Vafseo directly to certain dialysis clinics, which requires additional oversight and logistics, and if implementation of this new distribution model is not successful, it could negatively impact our business. In addition, if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, or if due to changes in distribution, dialysis organizations and/or specialty pharmacies are not able to meet market demand causing slower dispensing times and potentially impacting refill rates, it would adversely impact the market opportunity for our products, our product revenues and operating results.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
Drugs that may compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen in the U.S. and Europe, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
In addition, we have conducted, and in the future may conduct, clinical trials outside of the U.S. for any product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo outside the U.S., including, among others:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
We may be unable to successfully complete clinical trials of Auryxia, Vafseo and our product candidates or to successfully obtain approval of any potential label expansion for Vafseo or approval of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoints in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the FDRR to the FDA in 2022, we filed a resubmission to our NDA for vadadustat for the treatment of anemia due to CKD only in adult DD-CKD patients in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
We have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. After a recent Type C meeting with the FDA, we determined that, while we have not yet received final minutes from the meeting, based on the FDA feedback, we have not come to alignment on a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis. As a result, we do not plan to initiate the VALOR clinical trial, and therefore do not expect to pursue a broad label for Vafseo for adult patients with NDD-CKD. Based on the Type C meeting, we expect to continue to maintain a dialogue with the FDA around a potential smaller subgroup of CKD non-dialysis dependent patients where there may be potential to align on a clinical design and path forward. However, we will be required to complete additional clinical trials before seeking approval for label expansion for a potential smaller subgroup of CKD non-dialysis dependent patients, and we may be required to generate additional clinical data before seeking approval for alternative dosing. Clinical trials are time consuming and expensive, and even though Vafseo is approved for adult patients with anemia due to CKD on dialysis for at least three months, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. In addition, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or successfully complete a trial when anticipated, or at all. If the clinical trials for our label expansion opportunities are not successful or take longer than anticipated, or if we do not obtain FDA approval of label expansion for alternative dosing or for a potential smaller subgroup of CKD non-dialysis dependent patients in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

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
•there may be an inability, delay, or failure in identifying, initiating, and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

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
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and plan to request a meeting with the FDA.
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
•site staffing shortages and turnover;
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or APA. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
Serious adverse events related to Vafseo, including those noted in the CRL and label, and any other product candidates could have material adverse consequences on the development and any potential label expansion of Vafseo or the approval of our other product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of Vafseo or our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for any potential label expansion for Vafseo or any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through rigorous and extensive preclinical development and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other regulatory jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for any potential label expansion for Vafseo or for any product candidate, including those that may be in-licensed or acquired. Further, any product candidate may not receive marketing approval in the U.S. even if it is approved in other countries. Each regulatory authority makes their own assessment as to the safety and efficacy of a drug, and the FDA’s concern about the safety or efficacy of any product candidate could impact the regulatory authority’s decision in another country.
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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for additional indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we initially submitted a NDA to the FDA for vadadustat in March 2021 and in March 2022 the FDA issued a CRL to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in MACE in the non-dialysis patient population. While we have since secured FDA approval for use in dialysis patients, we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. In addition, after a recent Type C meeting with the FDA, while we have not yet received final minutes from the meeting, based on the FDA feedback, we have not come to alignment on a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis. As a result, we do not plan to initiate the VALOR clinical trial, and therefore do not expect to pursue a broad label for Vafseo for adult patients with NDD-CKD. Based on the Type C meeting, we expect to continue to maintain a dialogue with the FDA around a potential smaller subgroup of CKD non-dialysis patients where there may be potential to align on a clinical design and path forward. However, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or complete a trial when anticipated or at all. If we do not obtain the approval of label expansion for alternative dosing or for a potential smaller subgroup of CKD non-dialysis patients in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business.
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, to approve Averoa’s marketing authorization, and the EC granted marketing authorization in June 2025. In November 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or UK.
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
•the relevant regulatory authority may not approve any potential label expansion we request for Vafseo;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

approved for reimbursement before the product can be approved for sale in that country. We and our partners may not obtain or maintain approvals from regulatory authorities outside the United States on a timely basis or at all.
Additionally, we and our partners could face heightened risks with respect to obtaining or maintaining marketing authorizations in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the UK left the EU prior to the date on which the European Trials Regulation took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines.
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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial had been actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and plan to request a meeting with the FDA. If the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future related to Auryxia or Vafseo could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia in the U.S. or Europe and Vafseo in the U.S., Japan, Europe or in other countries, for commercial and clinical use.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia, Vafseo or any other product we may develop, in-license or acquire or we are found to have improperly promoted such products through direct-to-consumer advertising, or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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
Further, we will need to ensure full compliance with the administration’s recently announced enforcement position on direct-to-consumer, or DTC, prescription drug advertising and related promotional activities. On September 9, 2025, the President issued a Memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. The same day, the Make America Healthy Again Commission released a report declaring that the FDA, HHS, FTC and DOJ will increase oversight and enforcement under current authorities for violations of direct-to-consumer, or DTC, prescription drug advertising laws. To that end, the FDA announced that it is initiating a rulemaking process to eliminate the adequate provision loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location. In this context, the FDA declared that it will no longer tolerate what it characterized as deceptive practices in prescription drug advertising and that the agency would aggressively deploy its available enforcement tools, with heightened scrutiny of fair balance and disclosures in social media promotions. The FDA also issued a generic notice letter to a substantial number of companies, including Akebia, directing such companies to remove any noncompliant advertising and bring all promotional communications into compliance. We believe that we maintain a robust compliance program and processes designed to ensure that all promotional advertising activities are performed in a legal and compliant manner. However, given the administration’s enforcement position on these issues, we may be at increased risk that the FDA, DOJ or FTC will find our promotional advertising and other digital campaigns, including social media activities, are not in compliance with fair balance requirements and anticipated rule changes at the FDA and possibly other agencies.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
For example, the recent loss and retirement of FDA leadership and personnel and the recent government shutdown could lead to disruptions and delays in FDA guidance, or review and approval of our products and product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received termination notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government shut down on October 1, 2025, and as of November 7, 2025 it has not reopened. Over the last several years, the
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. On December 20, 2024 and June 2, 2025, the FDA granted 6-month and 4-month extensions to Florida’s existing SIP authorizations based on Florida’s commitment to move forward with the next steps for launching its SIP. Florida has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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

In July 2024, Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the US Court of Appeals for the DC Circuit. Briefing of the case has been completed and oral argument was held on September 25, 2025. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
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
With respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, CKD and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. Subsequently, on January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
On September 30, 2025, the administration announced that Pfizer had agreed to base its pharmaceutical prices in the U.S. on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products, and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca, announced that it too had reached an agreement with the administration to lower prices for "eligible patients with prescriptions for chronic diseases" in the U.S. and that it will participate in the TrumpRx direct-to-patient marketing website.
In addition, the industry is awaiting the release of the Global Benchmark for Efficient Drug Pricing, or GLOBE, Model, a proposed rule by CMS that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process.
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the U.S. continue to remain unclear and uncertain and could ultimately result in litigation. However, if an MFN regulatory pricing requirement is implemented in the U.S., it could have an adverse effect on our business.
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
As a condition of reimbursement by various federal and state health insurance programs, we are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payors and also adversely impact our reported financial results of operations in the period of such restatement. Further, several states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and several states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to significant penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

With respect to Vafseo, we entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory.
We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements related to Vafseo, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. In August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to some prerequisite activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
We currently rely on a single source supplier for Auryxia drug substance and drug product, including for our authorized generic, and commercial supply from other suppliers is not readily available. We have also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and Vafseo, or such arrangements are terminated;
•we are unsuccessful in validating new sites;
•we are unable to maintain adequate inventory levels;
•any of our third-party manufacturers are unable to fulfill the terms of their agreements with us or orders that we place under those agreements due to technical issues, resource constraints, natural disasters or other reasons, including with respect to quality and quantity, or are unable or unwilling to continue to manufacture sufficient quantities or at all on the manufacturing lines included in our regulatory filings;
•any of our third-party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason; or
•any of our third-party distributors fail to perform or encounter any damage or other disruption at their facilities.
If we, or any of our third-party manufacturers or distributors cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of resource constraints, catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia and/or Vafseo or may experience delays in the development of Vafseo or our product candidates, which could materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo to satisfy the requirements of our customer and supply contracts, including inventory levels, we have incurred, and may in the future incur, contractual penalties, which could be substantial. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. In addition, these factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third-party manufacture Auryxia or Vafseo. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
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
Moreover, issues that may arise in any scale-up, technology transfer, or continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, we have experienced issues in manufacturing Auryxia, including capacity constraints, which have impacted inventory levels, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. If we are unable to produce sufficient quantities of Auryxia drug product to satisfy the requirements of our customer and supply contracts, it could have an adverse impact on our business. In addition, before we can manufacture product at a new site, we may need to validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether related to inventory levels, capacity, quality or quantity, for Auryxia or Vafseo where approved may negatively and materially impact our reputation and financial condition.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other global regulatory authorities. These requirements include, among other things, quality control, cGMP compliance, global regulatory requirements, and the maintenance of records and documentation. The facilities and processes used by our third-party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time. Although we have oversight into the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third-party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, if we have high amounts of write-downs to inventory levels in the future, it could negatively impact our ability to supply Auryxia or Vafseo, and our financial condition could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
If the third parties upon whom we rely to conduct our trials fail to adhere to clinical trial protocols or to regulatory requirements, the quantity, quality or accuracy of the data obtained by the third parties may be compromised. We are exposed to the risk of fraud or other misconduct by such third parties.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
In 2025, the Trump Administration has initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Several countries, including the United Kingdom, Japan and South Korea, among others, as well as the European Union, have reached deals with the U.S. that include reduced tariff rates and other measures. President Trump also issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries.
The U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2026. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 10%, effective November 10, 2025. For Mexico, the rate remains 25% for goods that are not covered by the USMCA, and for Canada, the rate is 45% for goods that are not covered by the USMCA. Certain countries, including Japan, South Korea and the United Kingdom, as well as the European Union, have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, active pharmaceutical ingredients, and related chemicals. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of these tariffs and announced that the administration had “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration. Certain trading partners, including the European Union, South Korea and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals.
We currently manufacture all of our Vafseo drug substance and drug product in China and conduct certain research activities in China. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China, including our current Vafseo manufacturers.
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
Many of our manufacturers and suppliers for Auryxia and Vafseo are located in China, Europe and Canada, and we will likely continue to rely on foreign CMOs in the future. The manufacturing of our drug product for commercial use of both Auryxia and Vafseo takes place in Canada through a third-party manufacturer, Patheon Inc., or Patheon. The manufacturing for commercial use of both Auryxia and Vafseo drug substance takes place in France and Spain, respectively. Also, the manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer, STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Europe, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Europe, Canada or other countries, trade agreement disputes or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, recently published an interim final rule, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS entity list. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical manufacturers. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, in 2024, the U.S. Congress considered legislation widely referred to as the BIOSECURE Act . If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include the WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither will become law.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our products and product candidates, affect the demand for our products, the competitive position of our products or product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China and Canada, including pursuant to our manufacturing service arrangements with WuXi STA and Patheon. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S., Chinese, European, Canadian or other governments take retaliatory trade actions due to the recent trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

well as to the regulatory protection related to the term of a relevant patent, to the extent these protections have not already expired.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted regarding non-patent exclusivity. For example, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

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
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and commercialize Auryxia, Vafseo and our product candidates. Our future financial performance and our ability to develop and commercialize Auryxia, Vafseo and our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. The pharmaceutical and biotechnology industries continue to face challenges in recruiting and retaining qualified employees.
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
Our future financial performance and our ability to commercialize Auryxia and Vafseo and to compete effectively and to continue to develop our products and product candidates will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, growing our Company.
In addition, if and as we increase our development activities, we expect to expand the teams, infrastructure, and processes necessary to support these efforts. Scaling our development activities will require recruiting, training, and integrating new personnel, as well as enhancing cross-functional coordination, which may introduce additional operational complexity. If we are unable to successfully grow and integrate these teams or adapt our processes to meet the demands of increased development activity, our ability to advance our product candidates and achieve our strategic objectives could be adversely affected.
Furthermore, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in management being required to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities and related expenses.
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 100

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 102

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
As of September 30, 2025, we had approximately $59.0 million of goodwill from the Merger, $1.5 million of property and equipment and $4.8 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 103

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
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia or Vafseo or affect the development of our product candidates.
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
Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development of our product candidates or commercialization of products we develop. We currently carry product liability insurance that we believe is appropriate for our Company. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts. In addition, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover additional product liability risks that may arise. Consequently, a product liability claim may result in losses that could be material to our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 104

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 105

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 106

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
As of September 30, 2025 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 5.7% of our outstanding shares of common stock and the Vanguard Group, or Vanguard, beneficially owned approximately 4.8% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock or Vanguard could cause the price of our common stock to decline. In addition, as of September 30, 2025, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
As of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
Akebia Therapeutics, Inc. | Form 10-Q | Page 107

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2025, we did not have any sales of unregistered securities, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Akebia Therapeutics, Inc. | Form 10-Q | Page 108

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
The following table describes, for the third quarter of 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John P. Butler ( President and Chief Executive Officer)	August 19, 2025	Rule 10b5-1 Non-Discretionary Option Exercise and Stock Sale Plan	Sale	Until November 16, 2026	Up to an aggregate of 702,562 shares
John P. Butler ( President and Chief Executive Officer)	September 8, 2025	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any restricted stock units, or RSUs	Indeterminable (1)
Erik J. Ostrowski (Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer)	September 8, 2025	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Nicholas P. Grund (Senior Vice President, Chief Commercial Officer)	September 9, 2025	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Richard C. Malabre (Senior Vice President, Chief Accounting Officer)	September 8, 2025	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Akebia Therapeutics, Inc. | Form 10-Q | Page 109

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 110

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1!*	Amendment #3 to the Supply Agreement by and between the Company and STA Pharmaceutical Hong Kong Limited dated August 15, 2025.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed, or submitted electronically, herewith
! Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Akebia Therapeutics, Inc. | Form 10-Q | Page 111

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 10, 2025	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2025	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 112