Form 10-K
period 2025-12-31
Akebia Therapeutics, Inc.
filed 2026-02-26
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Capital Market on June 30, 2025, was $946,381,036.
The number of shares of registrant’s Common Stock outstanding as of February 23, 2026 was 267,879,239.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2025. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc.
Form 10-K
For the Year Ended December 31, 2025

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
•the potential therapeutic benefits, safety profile, and effectiveness of Vafseo and our product candidates;
•our pipeline and portfolio, including its potential, and our related research and development activities, including with respect to AKB-097 and praliciguat;
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
•the potential indications, demand and market opportunity, potential and acceptance of Auryxia, Vafseo and our product candidates, including the size of eligible patient populations;
•the potential therapeutic applications of the hypoxia inducible factor pathway;
•the entry into therapeutic modalities, such as biologics, that differ significantly from our existing small‑molecule expertise, potentially requiring the recruitment of personnel with new technical, regulatory, manufacturing, and commercialization capabilities;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 2

•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for Auryxia and Vafseo;
•the timing of initiation and progress of our clinical trials and plans to conduct preclinical studies and clinical trials in the future;
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
•the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology, and business development opportunities, including potential collaborations, alliances, mergers, acquisitions or licensing of assets;
•additional costs we may incur as we expand our development activities or other operating expenses, including additional costs related to Vafseo, AKB-097 and praliciguat, and selling, general and administrative expenses;
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
•Our obligations, requirements and restrictions in connection with the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
•Our Royalty Interest Acquisition Agreement contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
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
•The commercialization of ferric citrate, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States, or U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
•We may not be able to obtain orphan drug exclusivity for praliciguat or any potential future product candidates that we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.
•If we are unable to obtain or maintain marketing approval in jurisdictions outside the United States, we and our partners will not be able to market any of our products or product candidates outside of the United States.
Akebia Therapeutics, Inc. | Form 10-K | Page 4

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
•Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our AKB-097 development program or other product candidates.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 5

PART I

Item 1. Business
Overview
We are a fully integrated biopharmaceutical company with two commercial products for patients impacted by kidney disease. We have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth, including by contributing net product revenue to support the development and advancement of our robust pipeline of mid-stage programs targeting rare kidney diseases and early-stage programs targeting kidney disease and non-kidney focused indications.
We have established the Company as a leader in the kidney community and believe our cross-organizational expertise in kidney disease positions us for success. Chronic kidney disease, or CKD, is a condition in which the kidneys are progressively damaged to the point that they cannot properly filter the blood circulating in the body. This damage causes waste products to build up in the patient’s blood, leading to other health problems, including anemia, cardiovascular disease and bone disease. CKD significantly impacts the United States, or U.S., healthcare system, potentially affecting approximately 35.5 million patients. In 2022, in the U.S. treating Medicare beneficiaries with CKD cost an estimated $95.7 billion, and treating people on dialysis cost an estimated $45.3 billion. Our two commercial products address certain complications of kidney disease.
Our current product portfolio includes:
Vafseo® (vadadustat) is an orally administered medicine that was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current erythropoiesis stimulating agent, or ESA, pricing. Vafseo is the only oral hypoxia inducible factor, or HIF, based treatment available in the U.S. Vafseo entered the market in January 2025, at which time we had commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. Throughout 2025, we worked closely with dialysis organizations as their medical teams developed, implemented and operationalized protocols to enable prescribers to write Vafseo prescriptions for clinically appropriate patients. Currently, approximately 290,000 dialysis patients in the U.S. have prescribing access to Vafseo.
Vafseo is approved for use in adults in 37 countries and is marketed in certain countries outside the U.S. by our partners. See the section titled, "License and Collaboration Agreements" for details.
Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD.
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia reached loss of exclusivity, or LoE. On January 22, 2026, Teva Pharmaceuticals Ltd., or Teva, received tentative approval for its Abbreviated New Drug Application for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue.
Ferric citrate is approved for use and marketed in certain countries outside the U.S. by our partners. See the section titled "License and Collaboration Agreements" for details.
Our development pipeline includes:
Our mid-stage rare kidney disease pipeline assets, praliciguat and AKB-097, are being evaluated to target areas of unmet need. In June 2021, we licensed praliciguat from Cyclerion Therapeutics, Inc., or Cyclerion, via an exclusive global license, which includes certain intellectual property rights to research, develop and commercialize the asset. Praliciguat is an oral, once-daily soluble guanylate cyclase, or sGC, stimulator. We are evaluating praliciguat for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, or FSGS, a rare kidney disease, in a Phase 2 clinical trial. The first patient was dosed in this trial in December 2025. We also plan to assess the use of praliciguat in other rare podocytopathies in the future.
In November 2025, we entered into an asset purchase agreement with Q32 Bio Inc. and Q32 Bio Operations Inc., together Q32, pursuant to which we purchased and assumed substantially all assets and liabilities of Q32 and its
Akebia Therapeutics, Inc. | Form 10-K | Page 6

affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate known as ADX-097, now referred to as AKB-097, an anti-C3d-Factor H fusion protein complement inhibitor. AKB-097 is a potential next-generation complement inhibitor, and we believe AKB-097 has applicability across a wide range of complement-mediated rare kidney diseases. AKB-097 is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic complement inhibition. We expect to initiate a Phase 2 basket study in the second half of 2026 to evaluate AKB-097 for the following indications: IgA Nephropathy, or IgAN; C3 Glomerulopathy, or C3G; and Lupus Nephritis, or LN.
Our early-stage pipeline assets include AKB-9090 and AKB-10108, which are HIF molecules. We plan to initially evaluate AKB-9090 for the treatment of cardiac surgery-related acute kidney injury, or CS-AKI, and we expect to initiate a Phase 1 study in healthy volunteers in the first half of 2026. We may also study AKB-9090 in acute respiratory distress syndrome, or ARDS, as well as other acute treatment indications. AKB-10108 will potentially be evaluated for retinopathy of prematurity, or ROP, in neonates, and other indications, and is currently in preclinical development.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Strategy
Our deep understanding of kidney disease helps us serve the unmet needs of kidney patients and others impacted by chronic and debilitating illness. Our commitment to patients informs our business decisions and short and long-term planning. There is a clear need to improve quality of life and clinical outcomes of people living with kidney disease. The progression of CKD towards renal failure is complicated by multiple conditions which further deteriorate kidney function and the general health of patients if left untreated.
With two revenue-generating products and the research and development capabilities to discover, advance and commercialize new therapies, we continue to work toward our purpose to better the lives of those impacted by kidney disease.
Our strategic imperatives are threefold:
1.Drive Vafseo to be standard of care for the treatment of anemia due to CKD for patients on dialysis in the U.S. In January 2025, Vafseo became available in the U.S. for adult patients with anemia due to CKD on dialysis for at least three months. As of December 31, 2025, nearly 1,000 total prescribers from 24 different dialysis organizations have written a Vafseo prescription for a patient. To accomplish our goal to make Vafseo standard of care, we continue to work towards increasing prescribing access to Vafseo, as well as the breadth and depth of prescribing among dialysis organizations with prescribing access. We also continue to generate data that we believe could identify additional clinical benefits of Vafseo compared to the current standard of care, ESAs.
2.Build on our commitment to those impacted by kidney disease. We plan to continue to support the commercial availability of Auryxia and advance our rare kidney disease pipeline. We currently have two mid-stage programs that we plan to evaluate for multiple rare kidney diseases. We expect to continue to enroll patients in a Phase 2 clinical trial of praliciguat for the treatment of FSGS. We also plan to initiate a Phase 2 basket study in the second half of 2026 to evaluate AKB-097 in IgAN, C3G and LN. We expect to report initial data from this study in 2027. We also expect to initiate a Phase 1 study of AKB-9090 in healthy volunteers in the first half of 2026. AKB-9090, the first product candidate from our internal discovery efforts, is targeted initially for development in CS-AKI.
3.Create a future for Akebia beyond kidney disease. We intend to leverage our robust discovery, research and development expertise in HIF biology gained through the development of Vafseo, to advance our early pipeline assets.
We also plan to continue to explore strategic growth opportunities that further our strategic imperatives and continue our approach of financial discipline, cross-organizational efficiency and operational effectiveness.
Drive Vafseo to be Standard of Care in the Treatment of Anemia due to CKD for Patients on Dialysis in the U.S.
Anemia is common in patients with CKD, and its prevalence increases with disease progression. Anemia due to CKD results from inadequate erythropoietin, or EPO, levels, negatively affecting red blood cell production. Left untreated, anemia accelerates the overall deterioration of patient health with increased morbidity and mortality. According to the U.S. Renal Data System 2025 Annual Data Report, there were more than 558,000 patients in the U.S. on dialysis by the end of 2023, of which approximately 85% were on in-center hemodialysis and the remainder on home dialysis, which includes both peritoneal dialysis and home hemodialysis.
Akebia Therapeutics, Inc. | Form 10-K | Page 7

The current standard of care for anemia due to CKD is treatment by injectable recombinant human ESAs such as Epogen® (epoetin alfa), Aranesp® (darbepoetin alfa) or Mircera® (methoxy polyethylene glycol-epoetin beta). Patients could also receive a blood transfusion. When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of red blood cells, or RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects and need to be injected subcutaneously or intravenously.
The current market opportunity for the treatment of anemia due to CKD in adult patients on dialysis is approximately $1 billion in the U.S. based on current ESA pricing. We believe there is a significant opportunity for Vafseo to become standard of care for the treatment of anemia due to CKD for adult patients on dialysis.
Vafseo is an oral HIF, prolyl hydroxylase, or HIF-PH inhibitor, that stimulates the body's natural response to hypoxia. Through activation of the HIF pathway, Vafseo stimulates the body's natural production of EPO and improves mobilization of stored iron to help dialysis patients with CKD manage their anemia. Our data from the INNO2VATE trials show Vafseo corrected and maintained hemoglobin within target range through a gradual increase over time with evidence of fewer hemoglobin overshoots. Our clinical data showed that Vafseo has a safety profile similar to the ESA standard of care. These findings contribute to why we believe Vafseo offers a compelling choice for physicians for anemia management. Upon Vafseo approval, we implemented a launch plan to commercialize Vafseo for the treatment of anemia due to CKD in adult patients on dialysis to make Vafseo available in the U.S. beginning in January 2025. Prior to availability in the U.S., we completed critical commercialization initiatives, including securing reimbursement for Vafseo under the Transitional Drug Add-on Payment Adjustment, or TDAPA, and securing access to Vafseo for patients through commercial supply agreements with dialysis organizations.
Medications covered under the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, in Medicare are known as the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management. The TDAPA provides separate payment for new drugs for two years based on the drug’s average sales price that is in addition to the base rate in the bundle to facilitate the adoption of innovative therapies. Vafseo met the criteria for TDAPA in the anemia management ESRD PPS functional category beginning on January 1, 2025. The TDAPA program provides two years of reimbursement for Vafseo in addition to the ESRD bundled rate to dialysis organizations.
Most dialysis clinics operate within dialysis organization networks, the largest of which are DaVita, Inc., or DaVita, Fresenius KidneyCare Group LLC, or Fresenius, and U.S. Renal Care, or USRC. Together with Dialysis Clinic, Inc. or DCI, and Innovative Renal Care, or IRC, these top five U.S. dialysis organizations treat 82% of the total dialysis patient population. Following Vafseo's U.S. approval, we engaged with dialysis organizations and group purchasing organizations to secure commercial supply agreements for Vafseo. Prior to the availability of Vafseo in the U.S. in January 2025, we had contracts in place with dialysis organizations caring for nearly 100% of dialysis patients.
Treatment is usually driven by medical protocols that dialysis organizations implement across their entire network of clinics. With commercial supply contracts in place, our medical team worked closely with dialysis organization medical professionals, and the dialysis organizations developed protocols for the use of Vafseo in appropriate patient populations. When implemented, protocols can facilitate uptake in prescriptions for the patient population covered by the protocol. In 2025, several dialysis organizations developed, implemented and operationalized protocols, enabling prescribing access. Currently, approximately 290,000 patients on dialysis in the U.S. have prescribing access to Vafseo through protocols operationalized at dialysis organizations.
We are aware that some of these dialysis organizations continue to add or refine their protocols. For instance, both USRC and IRC added a protocol for the use of Vafseo with observed dosing for in-center patients as a result of the recommendations of each dialysis organization’s medical professionals, based in part on efficacy and safety data for vadadustat when dosed three times weekly. The process of refining or adding protocols at dialysis organizations that already have a protocol in place continues, while other dialysis organizations are working to implement an initial protocol for Vafseo.
Today, we have an established and embedded commercial team with approximately 35 key account managers, or KAMs, supported by our commercial operations and national accounts teams. In 2025, in parallel with protocol development, our KAMs continued to detail Vafseo to prescribers. In 2026, the KAMs will continue to engage providers at dialysis organizations with Vafseo prescribing access with the goal of increasing the breadth and depth of prescriptions. Nephrologists have identified home dialysis patients as a particularly underserved patient group given that injectable ESAs, which are typically used by this patient segment, are cumbersome. We anticipate Vafseo near-term adoption in this patient population, particularly among dialysis organizations that do not have an observed dosing protocol in place.
Effective commercialization provides the foundation for a new treatment to potentially become the standard of care. We also rely on our medical affairs team to share data and engage in scientific exchange with prescribers, key medical experts and other medical professionals within dialysis organizations. In addition to currently available data related to Vafseo, we believe
Akebia Therapeutics, Inc. | Form 10-K | Page 8

it is also important to generate additional data to educate physicians on potential clinical benefits and differentiation as they make care decisions.
In November 2025, Glenn M. Chertow, M.D., M.P.H., Professor of Medicine, Stanford University School of Medicine, presented a post-hoc win-odds analysis of all-cause mortality and hospitalization from the Phase 3 INNO2VATE trials of vadadustat at the American Society of Nephrology Kidney Week 2025. The analysis demonstrated favorable and statistically significant effects of Vafseo relative to the ESA darbepoetin alfa on the composite endpoint of death and hospitalization. A win-odds analysis is a statistical method used to analyze clinical trial data to evaluate the effectiveness of treatments. It provides a novel way to measure treatment effect by comparing the number of wins and losses for the treatment and control group in studies that prioritized multiple outcomes. In June 2025, enrollment was completed in the Vafseo Outcomes In-Center Experience, or VOICE, collaborative clinical trial being conducted with USRC. Approximately 2,100 patients were randomized to oral Vafseo 300 mg tablets administered three times per week or epoeitin alpha, an ESA. The primary endpoint is the win-odds hierarchical analysis of all-cause mortality and all-cause hospitalization, the same endpoint that was analyzed in the win-odds analysis of the Phase 3 INNO2VATE trials. The VOICE trial was powered to demonstrate non-inferiority for the primary endpoint. We expect to report top-line data from the VOICE trial in early 2027.
We also initiated the VOCAL trial, a post-marketing study conducted within DaVita clinics, to generate data to evaluate the efficacy and safety of three times per week dosing of vadadustat compared to standard of care ESA in patients with anemia of CKD receiving in-center hemodialysis. 353 patients have been enrolled, and top-line data from the VOCAL trial is expected in late 2026. The VOCAL trial includes a sub-study of 27 patients from three clinics who will have blood samples collected and analyzed over the course of a 6-month treatment period. One major factor contributing to the anemia of CKD patients is reduced RBC quality. The intent of the sub-study is to better understand the impact of Vafseo on RBC characteristics compared to ESA treatment.
We previously completed the FO2CUS study and the MO2DIFY study which both evaluated alternative dosing. See Part I, Item 1, Clinical Development Programs, for additional information on the FO2CUS study and the MO2DIFY study.
We believe there is an unmet need for an oral treatment for patients with anemia due to CKD who are not on dialysis. We planned to conduct the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis. However, following a Type C meeting with the FDA in October 2025, we believe that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR trial would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we announced in October 2025 that we do not plan to initiate the VALOR trial and, therefore, will not pursue a broad label for Vafseo for CKD non-dialysis dependent patients. We continue to engage with the FDA regarding smaller subpopulations of CKD non-dialysis dependent patients where we believe we may be able to align on a potential path forward. Based on our communications to date, however, we remain cautious about a path forward.
Build on our Commitment to People Impacted by Kidney Disease
We believe our leadership in the kidney community and deep understanding of the CKD market creates a competitive advantage to develop and commercialize therapeutics for kidney disease, including rare kidney diseases. We market Auryxia in the U.S., which launched in December 2014.
Auryxia – An oral treatment for hyperphosphatemia and iron deficiency anemia
Hyperphosphatemia is a metabolic disorder characterized by elevated serum phosphorus levels. Phosphorus is a vital element required for most cellular processes and, in individuals with normal kidney function, excess dietary phosphorus is removed by the kidneys and excreted in urine. In adults on dialysis, elevated phosphorus levels, or hyperphosphatemia, can be associated with adverse effects, including increased risk for cardiovascular disease, bone disease and death. According to the U.S. Renal Data System 2023 Annual Data Report, in 2021 there were approximately 541,000 patients in the U.S. on dialysis, of which approximately 81% were treated with a phosphate binder. Phosphate binders and phosphate inhibitors are the only interventions marketed for the treatment of hyperphosphatemia.
IDA is a common form of anemia that is caused by patients not having enough iron to manufacture healthy RBCs. Although anyone can develop IDA, it is particularly common in patients with CKD not on dialysis. IDA is associated with fatigue, lethargy, decreased quality of life, cardiovascular complications, hospitalizations and increased mortality. We estimate there are more than 500,000 adult patients in the U.S. with CKD not on dialysis diagnosed with IDA and managed by a nephrologist. Currently, there are two forms of iron therapy used to treat IDA: oral iron supplements and iron delivered via intravenous infusion, or IV.
Auryxia, an oral-only phosphate binder, was included in the ESRD PPS bundle payment beginning in January 2025, representing a shift, as Auryxia was previously covered by Medicare under Part D and commercial channels. In addition, dialysis organizations will receive a TDAPA payment for claims that include phosphate binders through
Akebia Therapeutics, Inc. | Form 10-K | Page 9

2026. After two years, CMS will adjust the bundle price based on the amount spent on phosphate binders during that time and no longer include an extra TDAPA payment in claims. We enabled broad access to Auryxia by executing contracts with dialysis organizations that care for nearly 100% of patients on dialysis in the U.S. and deliver Auryxia directly to dialysis organizations or to their distribution partners. In March 2025 Auryxia reached LoE. On January 22, 2026, Teva received tentative approval for its Abbreviated New Drug Application for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue.
We also leverage our research and development competency to address areas of unmet medical need and have invested resources to build our mid-stage rare kidney disease pipeline.
Praliciguat – An oral soluble sGC stimulator being studied in a Phase 2 trial for FSGS
FSGS is a condition characterized by focal and segmental scarring in the kidney’s filtering units known as glomeruli. At least 40,000 people in the U.S. are diagnosed with FSGS, which can cause various symptoms including high blood pressure and the presence of too much protein in urine (known as proteinuria), and approximately 50% of FSGS patients will progress to kidney failure. Currently, there are no FDA-approved drugs indicated for FSGS, although an endothelin receptor blocker is in development and under review by the FDA. Treatments such as steroids, other immunosuppressives and antihypertensives may slow kidney failure progression caused by FSGS. Since FSGS is heterogenous in nature, we expect more than one therapy may be needed to fully address the needs of FSGS patients, and a combination of therapies may have a beneficial impact for FSGS patients.
Praliciguat is a sGC stimulator licensed from Cyclerion Therapeutics, Inc. since June 2021. sGC is an enzyme that catalyzes the synthesis of cyclic guanosine 3’,5’-monophosphate in response to nitric oxide, or NO, binding. In the kidney, this pathway influences the structure and function of podocytes, highly specialized cells in the kidney’s glomerulus, protecting podocytes from injury, foot process effacement, and cell loss. Praliciguat amplifies endogenous NO signaling to stimulate this pathway.
Data from nonclinical studies of praliciguat in kidney disease models showed praliciguat protected glomerular structure, inhibited fibrosis, inhibited inflammation, preserved kidney function and lowered blood pressure. In a Phase 2 trial of praliciguat in patients with diabetic kidney disease, or DKD, data demonstrated a reduction in the urinary albumin creatinine ratio, or UACR, in the modified intent-to-treat population. We evaluated praliciguat in two animal models of FSGS either as a monotherapy or in combination with renin-angiotensin system, or RAS, inhibitors. Data demonstrated that praliciguat synergized with the RAS inhibitor, which is standard of care, to preserve podocyte health, reducing glomerulosclerosis. Data also demonstrated that praliciguat administered in addition to the standard of care showed improvement in renal function and lessened proteinuria. No significant safety issues were observed with praliciguat in Phase 1 studies in healthy volunteers and Phase 2 studies in patients with heart failure with preserved ejection fraction and DKD. Praliciguat adverse events were infrequent and consistent with its known blood pressure lowering effect.
Importantly, through efforts of the PARASOL (Proteinuria and GFR as Clinical Trial Endpoints in FSGS) Project, an initiative co-sponsored by NephCure, the International Society of Glomerular Disease, the FDA, the Kidney Health Initiative, and the National Kidney Foundation, the FDA accepted proteinuria as an approvable endpoint for FSGS clinical trials.
In December 2025, we initiated a Phase 2, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of praliciguat in adults with biopsy-confirmed FSGS. Approximately 60 patients who are currently receiving maximally tolerated doses of an angiotensin-converting enzyme inhibitor, or ACEi, or an angiotensin receptor blocker, or ARB, will be randomized 1:1 to receive either praliciguat or a placebo for an initial 24-week treatment period. Following this double-blind period, all patients will receive praliciguat in the open-label portion of the study for an additional 24 week treatment period. The primary endpoint is defined as change from baseline in urine protein-to-creatinine ratio, or UPCR, measured at week 24. The secondary endpoint is defined as the percentage of patients with partial remission at week 24 (measured as a 40% reduction in UPCR and UPCR<1.5 gram/gram). The first patient in the study was dosed in December 2025.
AKB-097 – Anti-C3d-Factor H fusion protein complement inhibitor
AKB-097 is an investigational recombinant fusion protein designed to modulate activation of the alternative pathway of the complement system. The complement system is a component of innate immunity that, when dysregulated, has been implicated in certain inflammatory and autoimmune diseases, including multiple kidney disorders.
AKB-097 consists of a monoclonal antibody directed against C3d, a degradation fragment of complement component C3 that remains deposited at sites of complement activation, genetically fused to regulatory domains derived from human Factor H. Factor H is a naturally occurring negative regulator of the alternative complement pathway. By
Akebia Therapeutics, Inc. | Form 10-K | Page 10

binding to deposited C3d, AKB-097 is designed to localize Factor H regulatory activity to sites of tissue complement activation. Factor H promotes dissociation of alternative pathway C3 and C5 convertases and, together with Factor I, mediates inactivation of C3b, thereby limiting further complement amplification.
AKB-097 is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic complement inhibition. However, this tissue-targeting hypothesis has not been clinically validated, and there can be no assurance that AKB-097 will demonstrate safety or efficacy in clinical trials.
In preclinical studies conducted by Q32, AKB-097 demonstrated tissue distribution consistent with its mechanism of action and pharmacodynamic effects on markers of complement activation. In a completed Phase 1 clinical trial in healthy volunteers, AKB-097 was generally well tolerated, and anti-drug antibodies were observed at low incidence. These early-stage data are limited, and results in healthy volunteers may not be predictive of outcomes in patients with complement-mediated diseases.
We plan to initiate a Phase 2 open label basket study in the second half of 2026 that is expected to enroll multiple cohorts. In the basket study, we plan to evaluate AKB-097 for:
•C3G, an ultra-rare complement-mediated kidney disease with an estimated incidence of 1-3 cases per million people in the U.S.
•IgAN, chronic immune-mediated kidney disease characterized by proteinuria and risk of progressive kidney function decline, with a U.S. prevalence range of 198,887 - 208,184 persons.
•LN, a kidney manifestation of systemic lupus erythematosus, or SLE, clinically evident in 50-60% of the approximately 200,000 people with SLE in the U.S.
The primary objectives of the planned study are expected to include evaluation of safety, tolerability, pharmacokinetics, pharmacodynamics, and effects on disease-relevant biomarkers, including proteinuria and measures of kidney function. We expect to report initial data from this study in 2027, subject to enrollment rates, regulatory interactions, and other development factors.
Our commitment to people impacted by kidney disease motivates our team to explore the potential to treat additional kidney-related diseases and injury. Our early-stage pipeline includes AKB-9090, a HIF-based product candidate that we believe could be appropriate as a potential acute care treatment for use in CS-AKI.
Cardiac Surgery-related Acute Kidney Injury
AKI is a sudden decline in the ability of the kidneys to perform their normal functions. AKI occurs in many settings including 20-30% of the approximately two million patients worldwide who undergo cardiac surgery with the use of cardio-pulmonary bypass each year. There are no current treatments available for CS-AKI. Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, a shift to anaerobic metabolism (glycolysis) and decreased inflammatory responses that collectively lessen kidney ischemia-reperfusion injury and ameliorate the decline in kidney function seen in many clinical settings including CS-AKI. Data from our preclinical studies showed AKB-9090 to be highly active in lessening the severity of AKI in an animal model of ischemia-reperfusion injury. We expect to initiate a Phase 1 trial of AKB-9090 in the first half of 2026.
Create a Future for Akebia in Kidney Disease and Beyond
Our expertise in HIF science enables our research and development team to further examine the central role of oxygen sensing in many diseases. As we have seen through the development of Vafseo as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. In addition to studying AKB-9090 in CS-AKI, we expect to explore its potential use in ARDS. AKB-10108 is a second early-stage HIF-based product candidate in our pipeline. We are exploring AKB-10108 for potential use in ROP.
Acute Respiratory Distress Syndrome (ARDS)
ARDS is a life-threatening acute form of lung disease characterized by acute bilateral pulmonary edema and severe hypoxemia (low blood oxygen). Despite improvement in supportive care, a third-party study indicated high hospital mortality rates for patients with ARDS admitted to participating intensive care units. The mortality rate among patients with ARDS in the study was: 34.9% with mild ARDS; 40.3% with moderate ARDS and 46.1% with severe ARDS. There are currently no treatments available for ARDS except for supportive care. Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, increased extracellular adenosine signaling, increased glycolytic activity and decreased inflammation in lung epithelial cells that promote resolution of the lung injury. In earlier studies, vadadustat lessened the severity of COVID-19 pneumonia in a clinical trial (NCT04478071) and improved outcomes in animal models of acute lung injury. In addition, the University of Texas Health Science Center, Houston initiated a Phase 2 study (NCT07086755) to assess the efficacy and safety of vadadustat for treating
Akebia Therapeutics, Inc. | Form 10-K | Page 11

hospitalized patients with non-intubated ARDS secondary to pathogen-associated lung injury. We intend to leverage existing data and potential data from the current Phase 2 study to potentially support clinical development of AKB 9090 for ARDS.
Retinopathy of Prematurity (ROP)
ROP is the leading cause of blindness in preterm infants globally and occurs due to incomplete retinal development and abnormal blood vessel growth in the retina. ROP is caused by the high-oxygen therapy used to treat preterm babies, which prevents retina growth. Annually, there are approximately 100,000 new cases of infant blindness worldwide due to ROP and currently no preventative therapy. HIF-PH inhibitors can protect the retina by stabilizing HIF, which degrades during hyperoxia, allowing normal retinal development and preventing abnormal blood vessel growth that can lead to scarring, bleeding, retinal detachment and blindness. Data from our preclinical studies of AKB-10108 in mouse and rat models of ROP showed significant improvements in retinal development under hyperoxic conditions, as well as significant reductions in abnormal blood vessel growth after returning to normal oxygen levels.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 12

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
Akebia Therapeutics, Inc. | Form 10-K | Page 13

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
Akebia Therapeutics, Inc. | Form 10-K | Page 14

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
We utilize third parties for the commercial distribution of Auryxia and Vafseo, including wholesale distributors and certain specialty pharmacy providers. We have also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. The third-party logistics distribution agent provides services to us that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support.
Vafseo
We currently rely on suppliers for the direct manufacture of our drug substance and drug product for clinical and commercial supply of Vafseo. We have entered into supply agreements with STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of Vafseo drug substance and drug product for commercial use and Patheon Inc. for the manufacture of Vafseo drug product for commercial use. We plan to mitigate potential commercial supply risks for Vafseo, if any, through inventory management and we may enter into additional manufacturing arrangements for both drug substance and drug product. For more information about our manufacturing agreements for Vafseo, see Part II, Item 7. Management’s Discussion and Analysis
Akebia Therapeutics, Inc. | Form 10-K | Page 15

and Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
Vadadustat is a small molecule. The synthesis of vadadustat is reliable and reproducible from starting materials available from multiple sources at commercially relevant scale using no unusual manufacturing equipment. Vadadustat is formulated into compressed tablets using proprietary processes. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.
Auryxia
The active pharmaceutical ingredient of Auryxia, ferric citrate, is a small molecule. The synthesis of ferric citrate is reliable and reproducible from starting materials available from multiple sources at a commercial scale. Ferric citrate is formulated into compressed tablets using proprietary manufacturing processes. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.
We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. We currently rely on single-source suppliers for the manufacture of our drug substance and drug product for clinical and commercial supply of Auryxia, including to supply our authorized generic. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA, or Siegfried, pursuant to a supply agreement, as amended, with pricing structured on a per-kilogram basis. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. The supply agreement with Siegfried requires that we satisfy certain minimum purchase requirements, but we are not obligated to use Siegfried as our exclusive supplier. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
License and Collaboration Agreements
Vafseo License and Collaboration Agreements
Medice License Agreement
On May 24, 2023, or the Medice Effective Date, we entered into a License Agreement, or the Medice License Agreement, with Medice, under which we granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with chronic kidney disease in the European Economic Area, or EEA, UK, Switzerland and Australia, or the Medice Territory.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 16

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
On November 12, 2025, we entered into Amendment #1 to the Medice License Agreement, or the Medice Amendment, with Medice. Pursuant to the Medice Amendment, we agreed to supply vadadustat drug substance, or the Drug Substance, to Medice pursuant to the terms of a supply agreement dated concurrently with the Medice Amendment and granted Medice the right to manufacture Vafseo tablets using the Drug Substance to be supplied by us. In addition, the Amendment provides that any know-how or patent rights arising out of Medice’s manufacture of Vafseo tablets will be owned by us.
TPC Collaboration Agreement
In December 2015, we entered into a collaboration agreement with Tanabe Pharma Corporation, or TPC, formerly known as Mitsubishi Tanabe Pharma Corporation, as amended, or the TPC Agreement, providing TPC with exclusive development and commercialization rights to Vafseo in Japan and certain other Asian countries, or the TPC Territory. In addition, we supply Vafseo to TPC for both clinical and commercial use in the TPC Territory, and TPC has the option to manufacture commercial drug product in the TPC Territory. On July 15, 2020, we entered into a supply agreement with TPC for the commercial supply of Vafseo for use in Japan and certain other Asian countries, as contemplated by the TPC Agreement, which was amended effective as of December 5, 2022.
Unless earlier terminated, the TPC Agreement will continue in effect on a country-by-country basis until the later of the following: (i) expiration of the last-to-expire patent covering Vafseo in such country in the TPC Territory; (ii) expiration of marketing or regulatory exclusivity in such country in the TPC Territory; or (iii) ten years after the first commercial sale of Vafseo in such country in the TPC Territory. TPC may terminate the TPC Agreement upon twelve months’ notice. Either party may terminate the TPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.
Under the terms of the TPC Agreement, we are eligible to receive payments from TPC of up to approximately $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of Vafseo in the TPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis.
In February 2021, we entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, whereby we sold our right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries in the TPC territory under the TPC Agreement, subject to certain caps and other terms and conditions. For more information on our royalty interest acquisition agreement with HCR, see Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.
CSL Vifor Agreements
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
Akebia Therapeutics, Inc. | Form 10-K | Page 17

On July 10, 2024, we and CSL Vifor entered into the Vifor Termination and Settlement Agreement, or the Vifor Termination Agreement, pursuant to which we and CSL Vifor agreed, among other things, to terminate, effective immediately, the Vifor License Agreement.
Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by us to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments, as described below, will continue.
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
Auryxia License and Collaboration Agreements
Averoa License Agreement
On December 22, 2022, we and Averoa entered into a license agreement, or Averoa License Agreement, pursuant to which we granted to Averoa an exclusive license to develop and commercialize ferric citrate, or Averoa Licensed Product, in the EEA, Turkey, Switzerland and the United Kingdom, and in August 2024, we also granted Averoa an exclusive license to develop and commercialize ferric citrate in the Balkans and certain countries in Eastern Europe and the Middle East, or collectively, the Averoa Territory. We and Averoa have established a joint steering committee to oversee the development, manufacturing and commercialization of the Averoa Licensed Product in the Averoa Territory. In April 2024, Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the European Commission, or EC, approve Averoa’s marketing authorization, which the EC granted in June 2025. In November 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or the UK.
Under the Averoa License Agreement, we are entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales of the Averoa Licensed Product in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The royalties will expire on a country-by-country basis upon the last to occur of (a) ten years following the date of first commercial sale of the Licensed Product in such country; (b) expiration of the last valid claim of our patent rights and joint patent rights in such country; and (c) the date of expiration of the data, regulatory, or marketing exclusivity period conferred by the applicable regulatory authority in such country with respect to the Licensed Product. As of December 31, 2025, we have not received any royalties under this agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 18

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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that we must pay to Panion & BF Biotech, Inc., or Panion, on JT and Torii’s net sales of Riona under the Panion Amended License Agreement, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We recorded $5.7 million in license revenue related to royalties earned on net sales of Riona in Japan during the year ended December 31, 2025.
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
License Agreement with Panion & BF Biotech, Inc.
On April 17, 2019, we and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amended and restated in full the license agreement between us and Panion. The Panion Amended License Agreement provides us with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian Pacific countries, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under our patents covering the rights to sublicense (with our written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from us or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in our licensed territories. We are eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.
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
During the year ended December 31, 2025, we recorded $11.3 million in royalties due to Panion relating to the sales of Auryxia in the U.S. and JT and Torii net sales of Riona in Japan.
Cyclerion Therapeutics License Agreement
Akebia Therapeutics, Inc. | Form 10-K | Page 19

In June 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion under which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral sGC stimulator.
Under the terms of the Cyclerion Agreement, we paid $3.0 million in cash upfront to Cyclerion and expensed the amount to research and development, or R&D, expense in June 2021. In December 2024, we amended the terms of the Cyclerion Agreement, or the Cyclerion Amendment, pursuant to which we paid an additional $1.25 million in cash upfront to Cyclerion and we paid an additional $0.5 million to Cyclerion in September 2025. In addition, we and Cyclerion agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. We now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third party manufacturer. As of April 2025, we also control patent prosecution and pay intellectual property costs. In February 2026, pursuant to the terms of the Cyclerion Amendment, upon the first patient dosed in a Phase 2 clinical trial in the U.S. for a product, we paid a $1.0 million regulatory milestone payment to Cyclerion.
In addition, Cyclerion is eligible to receive up to an aggregate of $197.5 million from us in additional specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Q32 Asset Purchase Agreement
On November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate known as ADX-097, now referred to as AKB-097, worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. AKB-097, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, is a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment in an amount equal to $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 20

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
We have an ongoing opposition proceeding relating to vadadustat. See Part I, Item 3. Legal Proceedings for further information relating to this matter.
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
Our patent rights currently include 3 issued patents that are listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2026 and 2030.
Akebia Therapeutics, Inc. | Form 10-K | Page 21

Pursuant to the sublicense with our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, we have exclusively sublicensed certain Japanese patent rights to JT and Torii. These sublicensed rights include several Japanese patents and pending patent applications with composition of matter claims, methods of synthesizing claims, and methods of use claims covering Riona, the trade name under which JT and Torii market ferric citrate in Japan. The expected expiration dates for these patents and pending patent applications are between 2026 and 2028. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these Japanese patents.
Pursuant to the sublicense with our European partner, Averoa, we have exclusively sublicensed certain European patent rights to Averoa. These sublicensed rights include several European patents and pending patent applications with composition of matter claims and methods of use claims covering ferric citrate. The expected expiration dates for these patents and pending patent applications are between 2026 and 2042. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these European patents.
We received Paragraph IV certification notice letters regarding abbreviated new drug applications, or ANDAs, submitted to the FDA by third parties requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). In response we filed certain complaints for patent infringement against six third parties, and have entered into settlement and license agreements with each of the six ANDA filers. Each settlement agreement granted the defendants a license to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). On January 22, 2026, Teva received tentative approval for its ANDA for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 22

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
We have filed patent term extension applications for U.S. Patent Nos. 7,811,595, 8,343,952, 8,323,671, 8,598,210, and 8,940,773 each of which covers Vafseo for delays caused by FDA regulatory review. If granted, we can utilize the patent term extension on one of the Vafseo patents, however, we cannot assure you that we can obtain any extension of the term of these patents. Upon expiration of these patents, competitors who obtain the requisite regulatory approval may potentially offer products with the same composition and/or method of use as our product, so long as the competitors do not infringe any other patents that we may own or license.
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
In addition, certain jurisdictions outside of the U.S., including Japan, have provisions that provide for patent term extension. In October 2014, following the regulatory approval of Riona in Japan, the Japan Patent office granted the patent term extensions filed by our sublicensee, JT, for Japanese Patents Nos. 4964585 and 4173553. As a result of the extension of patent term, Japanese Patent No. 4173553 expired in November 2022 and Japanese Patent No. 4964585 expired in November 2025 for hyperphosphatemia and will expire in December 2028 for iron deficiency anemia. We also sought and obtained patent term
Akebia Therapeutics, Inc. | Form 10-K | Page 23

extension for Japanese Patent Nos. 5113838, 6290781 and 6612479 following regulatory approval of Vafseo in Japan. As a result of the extension of patent term, Japanese Patent No. 5113838 will expire in June 2032, Japanese Patent No. 6290781 will expire in October 2034, and Japanese Patent No. 6612479 will expire in January 2035.
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
Competition
The pharmaceutical and biotechnology industries are highly competitive. The growing prevalence of CKD and the increasing demand for better anemia management solutions continue to drive increased competition in this market. A number of large pharmaceutical companies and small to mid-sized and specialty biotechnology companies have marketed and are developing treatments for rare kidney diseases including indications we are pursuing with our mid-stage rare-kidney disease pipeline.
Our competitors include public and private pharmaceutical and biotechnology companies, academic institutions, and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in a larger concentration of resources among a smaller number of our competitors. These organizations, as well as others in the broader industries, compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations and license technologies competitive to ours.
While major pharmaceutical companies are continuously investing in R&D and have significantly greater capital resources, larger R&D teams and facilities and more experience in drug development, regulation, manufacturing and marketing than we do; we believe our novel HIF-PH inhibitors have the potential to revolutionize the treatment landscape in multiple areas, including anemia due to CKD in dialysis patients. To compete successfully in these industries, we must continue to identify novel and differentiated drugs or treatment methods and complete the development of those drugs as treatments before our competitors.
Vafseo Competition
Drugs that compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd. outside of the U.S. and Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
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
In Japan, vadadustat is sold under the name Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, and competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of DD-CKD patients and NDD-CKD patients. In addition, daprodustat and enarodustat are approved in Japan for the treatment of anemia due to CKD, and molidustat, Bayer HealthCare AG's product, is approved in Japan for the treatment of renal anemia. In China, roxadustat is commercialized for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
A biosimilar is a biologic product that is licensed based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and expired between 2012 and 2016 in the U.S. Injectable ESAs are biologic products, and introducing biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo. In the U.S., Pfizer’s biosimilar version of
Akebia Therapeutics, Inc. | Form 10-K | Page 24

injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
Furthermore, Vafseo's commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Vafseo.
Auryxia Competition
Hyperphosphatemia Competition
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate) or could otherwise enter the market that may impact the market for Auryxia. XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc., or Ardelyx, is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
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
In Japan, our Japanese sublicensees, JT and Torii, commercialize Riona (ferric citrate hydrate). In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
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
We and our licensors entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., as amended in September 2025, pursuant to which, they are currently selling an authorized generic version of Auryxia.
Praliciguat Competition
FSGS Competition
Currently, there are no FDA-approved drugs indicated for FSGS, although an endothelin receptor blocker is in development and under review by the FDA. Current treatment includes glucocorticoid steroids, calcineurin inhibitors, other immunosuppressives such as rituximab, and antihypertensives such as angiotensin-converting enzymes, such as enalapril, and angiotensin II receptor blockers, such as losartan. In some patients, these treatments may slow kidney failure progression caused by FSGS.
There are a number of treatments to address FSGS in development. Travere® Therapeutics developed FILSPARI® (sparsentan), a dual endothelin and angiotensin II receptor antagonist, which is under review by the FDA with a Prescription Drug User Fee Act target action date of April 13, 2026. There are additional therapies to address FSGS in development including DMX-200 (repagermanium), in Phase 3 development by Dimerix Limited, and other investigational treatments in Phase 3 or Phase 2 development by companies including Apellis Pharmaceuticals, Inc., or Apellis, Boehringer Ingelheim, Sanofi, Vera Therapeutics, or Vera, and Vertex Pharmaceuticals, or Vertex.
Akebia Therapeutics, Inc. | Form 10-K | Page 25

Since FSGS is heterogenous in nature, we expect a number of therapies will be needed to fully address the needs of the FSGS patient population. Additionally, a combination of therapies may also provide a beneficial impact for some patients.
AKB-097 Competition
We are developing AKB-097 for potential treatment of IgAN, LN and C3G. There are other complement inhibitors and medications in development or approved for treatment of these rare kidney diseases.
IgAN Competition
FABHALTA® (iptacopan) is FDA-approved and marketed by Novartis for reduction of proteinuria in adults with primary IgAN. FILSPARI® (sparsentan) is FDA-approved, indicated to slow kidney function decline in adults with primary IgAN. Both FABHALTA and FILSPARI labeling includes a Risk Evaluation and Mitigation Strategy, or REMS. TARPEYO® (budesonide), an FDA-approved medicine used to reduce the loss of kidney function in adults with primary IgAN, is marketed in the U.S. by Calliditas Therapeutics AB, or Calliditas (acquired by Asahi Kasei Corporation). VANRAFIA™ (atrasentan), marketed by Novartis, is an endothelin receptor antagonist indicated to reduce proteinuria in adults with primary IgAN. In November 2025, the FDA approved VOYXACT® (sibeprenlimab-szsi) to reduce proteinuria in adults with primary IgAN. VOYXACT is a humanized monoclonal antibody that binds to and blocks A PRoliferation-Inducing Ligand, or APRIL.
In November 2025, Vera was granted FDA Priority Review for their BLA for atacicept for the treatment of IgAN. Atacicept is an investigational recombinant fusion protein that binds to B-cell Activating Factor, BAFF, and APRIL cytokines. Vertex is investigating povetacicept, a dual antagonist of the BAFF and APRIL cytokines, for the treatment of IgAN, and initiated a rolling BLA filing for U.S. accelerated approval.
A number of complement inhibitors are in development for the treatment of IgAN by companies including Alexion Pharmaceuticals, (ULTOMIRIS, ravulizumab, C5 inhibitor, Phase 3), Apellis (EMPAVELI, pegcetacoplan, C3 inhibitor, Phase 2), and Arrowhead Pharmaceuticals, or Arrowhead (ARO-C3, C3 inhibitor, in Phase 1/2)
C3G Competition
There are two FDA-approved complement-inhibitor therapies to reduce proteinuria in C3G patients: FABHALTA® (Novartis, iptacopan, Factor B inhibitor) and EMPAVELI® (Apellis, pegcetacoplan, C3 inhibitor). Both FABHALTA and EMPAVELI labeling includes a REMS. Other complement inhibitors are in development by Kira Pharmaceuticals, with KP104 (dual C5 and Factor H inhibitor) in Phase 2 and Arrowhead with ARO-C3 (C3 inhibitor) in Phase 1/2.
LN Competition
There are three FDA-approved therapies for LN: BENLYSTA (belimumab, GSK), LUPKYNIS® (voclosporin, Aurinia Pharmaceuticals) and GAZYVA (obinutuzumab, Genentech/Biogen). Novartis is developing ianalumab in Phase 3 and complement inhibitor FABHALTA (iptacopan, Factor B inhibitor) in Phase 2.
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
Our product candidates must be approved by the FDA for therapeutic indications before we or our partners are able to market them in the U.S. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the U.S. must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and consistent with International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, requirements;
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must be reviewed and allowed by the FDA before human clinical trials may begin;
Akebia Therapeutics, Inc. | Form 10-K | Page 26

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
Preclinical Tests
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. With the passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in the FDCA that required animal testing in support of an NDA. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are generally referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 27

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
The PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 31, 2025, the FDA has issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinical trials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 28

investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 29

by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of NDAs.
In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the ICH’s updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise.
In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in evaluating the clinical benefit of a medical product.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. In December 2025, the FDA released final guidance outlining its processes and practices applicable to bioresearch monitoring inspections.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 30

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
Acceptance and Review of an NDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2026 this application fee is approximately $4.7 million), and the sponsor of an approved application is also subject to an annual program fee, currently set at $442,213 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. This is known as the filing decision. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.
The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. A product that has been designated as a breakthrough therapy may also be eligible for
Akebia Therapeutics, Inc. | Form 10-K | Page 31

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
Expedited Programs
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 32

Further, on June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately ten to twelve months to one to two months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, there is no guarantee it would result in approval of the marketing applications or that such approval, if granted, would be on an expedited basis.
In addition, in September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles is intended to allow sponsors to rely on a single-arm trial in support of approval of drugs and biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.
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
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by
Akebia Therapeutics, Inc. | Form 10-K | Page 33

Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study. The FDA has not yet finalized these guidances but, in December 2025, the agency signaled that it is considering only requiring one clinical study for approval of most drug products.
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
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. Rather, for those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.
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
Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 34

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
In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the U.S. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the U.S. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the U.S.
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
On September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”
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
Akebia Therapeutics, Inc. | Form 10-K | Page 35

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
In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be non-promotional in nature, truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Congress more recently enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 36

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
In October 2025, the FDA introduced a new program to expedite review of ANDAs and approval of generic drug products. Under this new initiative, a sponsor of an ANDA would qualify for faster review and approval if it conducts bioequivalence studies in the U.S., exclusively sources the active pharmaceutical ingredient in the U.S. and manufactures the finished drug product within the country, as well.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 37

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
Federal and State Data Privacy Laws
There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. While we are not a covered entity, as a business associate, we could be subject to penalties, including criminal penalties, and contractual damages if we knowingly obtain or further disclose PHI from a covered entity, such as a health care provider or clinical research site, and therefore we must ensure the proper authorizations are in place before we, or our vendors or business partners, obtain access to any PHI. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers rights as it relates to their personal information and new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the
Akebia Therapeutics, Inc. | Form 10-K | Page 38

California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA and CCPA may apply to some of our business activities.

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that could go into effect in 2026 and beyond. Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
Review and Approval of Drug Products Outside the U.S.
In order to market any product outside of the U.S., a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
The EU/European Economic Area, or the EEA, applies harmonized regulatory rules for medicinal products, for the approval process and requirements governing the conduct of clinical trials, and for the regulatory approval of medicinal products. However, pricing and reimbursement for medicinal products varies greatly between countries and jurisdictions and can involve additional testing for health technology assessments.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 39

of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical Trial Approval in the EU
On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The CTR aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or an EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
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
The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion. The CTR will apply to any future clinical trials that we conduct in the EU.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 40

Marketing Authorization
To obtain marketing approval of a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.
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
If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding on all member states.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 41

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
In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with 8 years data exclusivity and reduced market exclusivity period to 1 year which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. If the legislation is finalized in line with the provisional political agreement it will have a profound impact on the pharmaceutical industry.
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
Access Consortium
Akebia Therapeutics, Inc. | Form 10-K | Page 42

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
General Data Protection Regulation
There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors.
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
Following the July 2020 Court of Justice of the European Union judgement invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union, C-703/25 P – Latombe v. Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as Brexit. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act 2018 in the UK that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the UK, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under GDPR.The UK government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU/EEA remain unaffected. The EC decided in June 2021 that the level of data protection in the UK is “essentially adequate” for purposes of data transfer from the EU to the UK. On December 19, 2025, the EC renewed this decision until December 27, 2031. The UK and the U.S. have also agreed to a U.S.- UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the UK to the U.S. Switzerland has also taken an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.
Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Akebia Therapeutics, Inc. | Form 10-K | Page 43

Brexit and the Regulatory Framework in the United Kingdom
As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU. On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
As of January 1, 2024, a new international recognition procedure, or the IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a mutual recognition and decentralized procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.
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
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025, for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate
Akebia Therapeutics, Inc. | Form 10-K | Page 44

Part D Medicare payment for these drugs is no longer available. However, dialysis organizations will receive a TDAPA for claims that include phosphate binders through the end of 2026, or the TDAPA period. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of two years starting on January 1, 2025. TDAPA provides separate payment based on the drug’s ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if the TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, after the TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect the cost of phosphate lowering medications, including Auryxia and for Vafseo. However, the increase related to Vafseo will only last three years and neither Auryxia nor Vafseo will receive a direct additional payment outside the bundled rate after the TDAPA period. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit.
In late 2025, legislation was introduced in the U.S. Congress, the Kidney Care Access Protection Act, which seeks to maintain patient access to innovative kidney care treatments, including Vafseo, by addressing reimbursement challenges following TDAPA expiration. There is no guarantee that this legislation will be adopted and, without such legislation, there is a risk that, in the post-TDAPA period, reduced reimbursement could limit provider adoption of Vafseo, restrict patient access and adversely impact our revenue.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 45

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
Akebia Therapeutics, Inc. | Form 10-K | Page 46

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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing
Akebia Therapeutics, Inc. | Form 10-K | Page 47

of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.
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
On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration, and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim, Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital
Akebia Therapeutics, Inc. | Form 10-K | Page 48

acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the U.S. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Subsequently, the administration has announced deals with various pharmaceutical companies to reduce the costs of drugs.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be especially true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 49

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
Akebia Therapeutics, Inc. | Form 10-K | Page 50

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
Buying Patterns
We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B and Auryxia LoE on March 20, 2025 could result in the buying pattern of certain customers in 2026 and future years being different than historical practices. On January 22, 2026, Teva received tentative approval for its ANDA for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
Employees and Human Capital Resources
As of December 31, 2025, we had 194 employees. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
We face competition for our personnel from our competitors and other companies throughout our industry. Over the last several years, the challenges in recruiting and retaining employees across the pharmaceutical and biotechnology industries have increased substantially due to current industry job market dynamics.
Retention, growth, training and development of our employees are integral to our success. We offer competitive compensation, including base salary and incentive bonuses. We conduct bi-annual internal and external pay reviews to ensure fair and competitive pay for our employees, which includes an internal pay equity analysis, as well as a review of our employees' pay against external market data. Our company-wide practice around pay transparency includes sharing salary ranges and total rewards information on all job postings and at least annually with employees, which we believe helps to improve recruitment, strengthen employer brand and foster trust and engagement. To foster a stronger sense of ownership and align the interests of employees with shareholders, we grant restricted stock units and common stock options to eligible employees under our broad-based stock incentive program, and employees may purchase stock pursuant to our employee stock purchase plan. In addition, many of our executives participate in our employee stock purchase plan. Further, our benefits packages are designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation program is designed to differentiate us from our competition, incentivize achievement of corporate goals and individual performance and demonstrate our corporate values. In addition, we are committed to developing our team members and provide development and leadership opportunities to our employees to cultivate talent throughout the Company.
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
Environmental, Social and Governance
Our commitment is to ensure that every employee is included, supported and treated fairly. In furtherance of this goal, we conducted an employee engagement survey to identify the strengths and opportunities around our culture and employee experience. The feedback was shared with our Culture Steering Committee, a team whose remit includes supporting and guiding Akebia as an inclusive and culturally intelligent workplace. Over the past four years this team has worked with executive leadership to move forward several initiatives that will enable us to continue to build an inclusive workplace and to work toward our aspiration to have a workforce comprised of talented individuals with different experiences, perspectives
Akebia Therapeutics, Inc. | Form 10-K | Page 51

and backgrounds. In 2025, the team developed and implemented a mentorship program to broaden perspectives and development opportunities for employees across the organization. In 2024, this team launched training focused on promoting equal opportunity and mitigating potential bias for all employees.
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
In addition, we support kidney patient communities where we live and work. We have a copay assistance program that helps to reduce the costs of Auryxia for eligible patients. In 2025, we offered copay assistance to approximately 1,600 patients.
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

Akebia Therapeutics, Inc. | Form 10-K | Page 52

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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years, including to commercialize Vafseo and Auryxia and advance our existing programs. However, we have incurred net losses each year since our inception, including a net loss of $5.3 million for the year ended December 31, 2025, and we cannot guarantee when, if ever, we will become and remain profitable. As of December 31, 2025, we had an accumulated deficit of $1.7 billion.
On March 27, 2024, the United States, or U.S., Food and Drug Administration, or FDA, approved our new drug application, or NDA, for vadadustat under the trade name Vafseo for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, and the commercialization of Vafseo was delayed due to the receipt of a complete response letter, or CRL, from the FDA in March 2022 regarding our NDA, and Vafseo was approved for a narrower indication than we initially pursued, which had and could continue to have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 53

•the timing and scope of marketing approvals for any product candidate, if approved, including those that may be in-licensed or acquired;
•the timing and number of additional generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia which occurred in March 2025, the pricing of generic versions of Auryxia, the impact of LoE on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
In addition, on November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc., together, Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture, and commercialization of Q32’s clinical-stage development candidate known as ADX-097, now referred to as
Akebia Therapeutics, Inc. | Form 10-K | Page 54

AKB-097, worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Under the terms of the APA, we (i) made an upfront payment in an amount equal to $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
Our ability to achieve and maintain profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, including AKB-097 and praliciguat, and additional R&D and selling, general and administrative expenses for ongoing development, post-marketing requirements and commercialization of Auryxia and Vafseo and any other products, including those that may be in-licensed or acquired, which could lead to operating losses for the foreseeable future. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
•make royalty, milestone or other payments under our current and any future in-licensing agreements, the Q32 Purchase Agreement and the Vifor Termination Agreement;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 55

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
As of December 31, 2025, our cash and cash equivalents were $184.8 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Vafseo. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Auryxia, Vafseo, praliciguat, AKB-097, and any other product or product candidate, including those that may be in-licensed or acquired;
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
•the timing and number of additional generic versions of Auryxia that enter the market following LoE for Auryxia which occurred in March 2025, the pricing of generic versions of Auryxia, the impact of LoE on product revenue from Auryxia, including the impact on the price of Auryxia;
•the cost of securing and validating manufacturing facilities for any of our products and product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and Vafseo
Akebia Therapeutics, Inc. | Form 10-K | Page 56

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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years, including to commercialize Vafseo and Auryxia and advance our existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated Vafseo revenue projections, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve or maintain profitability or continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
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
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, from September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock in an at-the-market offering with gross proceeds of $24.3 million, and during the year ended December 31, 2025, we sold 9,437,364 shares of our common stock under this program with gross proceeds of $18.7 million. In addition, on March 21, 2025, we sold 25,000,000 shares of our common stock in an underwritten public offering with net proceeds of $46.5 million, and on April 22, 2025, we sold an additional 850,000 shares of our common stock in connection with the partial exercise of the underwriters' 30-day option to
Akebia Therapeutics, Inc. | Form 10-K | Page 57

purchase additional shares in such underwritten public offering with net proceeds of $1.6 million. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
Although we continue to focus a substantial amount of our efforts to develop and commercialize Auryxia and Vafseo, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates. For example, on November 28, 2025, we acquired AKB-097, a clinical-stage development candidate with the potential to treat rare kidney diseases.
Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether product candidates are ultimately identified. Our R&D programs, including our rare kidney disease pipeline, may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
•the research methodology used may not be successful in identifying potential indications and/or product candidates;
•the development of product candidates could take longer than anticipated and require additional resources;
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
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or technology to us. As a result, our rights to these product candidates may be limited or we may be required to make future payments to such third parties if we are successful in developing such product candidates. For example, under the terms of the Q32 Purchase Agreement, we (i) will make an additional upfront payment to Q32 in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (ii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million,
Akebia Therapeutics, Inc. | Form 10-K | Page 58

including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iii) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (iv) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.
Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts, such as with respect to the acquisition of our clinical-stage development candidate AKB-097 and the in-license of our clinical-stage development candidate praliciguat. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, or other regulatory authorities, or post-approval testing or other requirements if approved. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any of our products will be manufactured in a cost effective manner, achieve market acceptance or not require substantial post-marketing clinical trials.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, the acquisition of AKB-097 on November 28, 2025 is expected to increase research and development expenses and require significant management attention for integration, which could divert resources from other priorities, raise short‑term costs, and adversely affect our liquidity. In addition, on June 4, 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral, once-daily soluble guanylate cyclase stimulator being evaluated for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, a rare kidney disease, with plans to assess its use in other rare podocytopathies in the future. In December 2024, we entered into an amendment to the Cyclerion Agreement and we now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we needed to do additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trial for praliciguat, on January 6, 2026, we announced that the first patient was dosed in a Phase 2 clinical trial in the U.S. However, even though the clinical trial has started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transactions, including the costs or timing of development of AKB-097 or praliciguat, or the potential benefits of AKB-097 or praliciguat, were incorrect, we may not recognize the anticipated benefits of the transactions and our business could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 59

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
•entry into therapeutic modalities, such as biologics, that differ significantly from our existing small‑molecule expertise, potentially requiring the recruitment of personnel with new technical, regulatory, manufacturing, and commercialization capabilities; and
•other challenges associated with managing an increasingly diversified business.
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
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date, an additional amount of $8.0 million, or the Tranche B Loan, was drawn on April 19, 2024, and an additional $10.0 million was drawn on February 3, 2025, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding our obligations under the BlackRock Credit Agreement. The Term Loan Facility has a maturity date of January 29, 2028, or the Maturity Date.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 60

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
In February 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for Vafseo, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the TPC Agreement, with Tanabe Pharma Corporation, formerly Mitsubishi Tanabe Pharma Corporation, or TPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the TPC Agreement, our agreement with TPC for the commercial supply of Vafseo drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.
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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, will adversely affect our revenue from Auryxia. On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., or AG Distributor, as amended in September 2025, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. On January 22, 2026, Pharmaceuticals Ltd., or Teva, received tentative approval for its Abbreviated New Drug Application for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generic versions of Auryxia are approved and enter the market, we expect it will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols and often have lengthy processes to implement and operationalize the protocol and make the new therapy available for patients. In addition, some dialysis organizations have medical protocols that require specific steps once Vafseo is prescribed that lengthens the time before the patient starts treatment, delaying initial adoption.
Akebia Therapeutics, Inc. | Form 10-K | Page 61

If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or do not keep Vafseo on their medical protocols, or maintain protocols that delay treatment initiation by requiring additional steps, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected. For example, in 2025, physicians initiating and, in some cases, maintaining, patients on therapy within the highly protocolized dialysis environment took longer than we expected. In the year ended December 31, 2025, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large dialysis organizations and other medium-sized dialysis organizations, our results of operations will be negatively impacted.
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization's operational activities, which could negatively impact Auryxia revenue. We believe our revenue growth for Auryxia has been negatively impacted since 2021 primarily as the CKD patient populations we serve experienced both high hospitalization and mortality rates due to COVID-19 and other infectious diseases, and the availability and uses of vaccines, treatments and therapies has increased. Labor shortages and increased costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders such as hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments. Still some patients have been rescheduled or missed treatments due to labor shortages. In addition, new CKD non-dialysis treatments could slow the progression of CKD non-dialysis patients to dialysis. We believe these factors, among others, have contributed to the continued reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of these effects on future Auryxia revenues, ongoing impacts from market and patient population challenges could continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from these factors could have a negative impact on our Auryxia revenue for the foreseeable future.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. For example, an unexpected number of patients initially prescribed Vafseo have discontinued treatment. While we continue to work with dialysis organizations to improve adherence, if a higher than expected number of patient discontinuations persists, or increases, this could negatively impact the market acceptance of Vafseo, and could adversely affect our financial results. Market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
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
Akebia Therapeutics, Inc. | Form 10-K | Page 62

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
Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time consuming and could delay any commercial launch or market acceptance of such product. We may underestimate the size of the sales force required for a successful product launch, and we may need to expand our sales and marketing team, which would increase our costs more than we anticipated.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 63

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
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025, for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Part D Medicare payment for these drugs is no longer available. However, dialysis organizations will receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, payment for claims that include phosphate binders through the end of 2026. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of two years starting on January 1, 2025. TDAPA provides separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if the TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, after the TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect the cost of phosphate lowering medications, including Auryxia and for Vafseo. However, the increase related to Vafseo will only last three years and neither Auryxia nor Vafseo will receive a direct additional payment outside the bundled rate after the TDAPA period. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that allows us to continue to sell Auryxia or Vafseo at a profit.
In late 2025, legislation was introduced in the U.S. Congress, the Kidney Care Access Protection Act, or KCAPA, which seeks to maintain patient access to innovative kidney care treatments, including Vafseo, by addressing reimbursement challenges following TDAPA expiration. Without such legislation, there is a risk that, in the post-TDAPA period, reduced reimbursement could limit provider adoption of Vafseo, restrict patient access and adversely impact our revenue.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 64

Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we have and will continue to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations, DaVita, Fresenius Medical Care Rx and USRC, in the aggregate, accounted for a significant percentage of our gross revenue from Auryxia and Vafseo during the year ended December 31, 2025. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely basis or at all, our business may be materially harmed.
Due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, our business may be materially harmed. We also began to ship Vafseo directly to certain dialysis clinics, which requires additional oversight and logistics, and if this new distribution model is not successful or requires more resources than we anticipate, it could negatively impact our business. In addition, if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, or if due to changes in distribution, dialysis organizations and/or specialty pharmacies are not able to meet market demand causing slower dispensing times and potentially impacting refill rates, it would adversely impact the market opportunity for our products, our product revenues and operating results.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact the ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on partners to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by TPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of TPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, TPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which
Akebia Therapeutics, Inc. | Form 10-K | Page 65

we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice launched and has received pricing and reimbursement for Vafseo in certain countries in Europe and is working on launching and securing pricing and reimbursement for Vafseo in other markets across Europe. There is no guarantee of the timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
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

We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, will affect our revenue from Auryxia. We and our licensors entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). In addition, on February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. On January 22, 2026, Teva received tentative approval for its ANDA for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate), or could otherwise enter the market that may impact the market for Auryxia. XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
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
In Japan, our Japanese sublicensees, Japan Tobacco International (succeeded by Shionogi & Co., Ltd.), or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona. In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies
Akebia Therapeutics, Inc. | Form 10-K | Page 66

have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia.
Drugs that compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen in the U.S. and Europe, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
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
In Japan, vadadustat is sold under the name Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, and competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of DD-CKD patients and NDD-CKD patients. In addition, daprodustat and enarodustat are approved in Japan for the treatment of anemia due to CKD, and molidustat, Bayer HealthCare AG's product, is approved in Japan for the treatment of renal anemia. In China, roxadustat is commercialized for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
A biosimilar is a biologic product that is licensed for marketing based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
There are no approved therapies specifically indicated for the treatment of FSGS although an endothelin receptor blocker is in development and under review by the FDA. Current treatment includes glucocorticoid steroids, calcineurin inhibitors, other immunosuppressives such as rituximab, and antihypertensives such as angiotensin-converting enzymes, such as enalapril, and angiotensin II receptor blockers, such as losartan. These treatments may slow kidney failure progression in some patients with FSGS. There are a number of treatments to address FSGS in development. Travere® Therapeutics Inc. developed FILSPARI® (sparsentan), a dual endothelin and angiotensin II receptor antagonist, which is under review by the FDA with a PDUFA target action date of April 13, 2026. There are additional therapies to address FSGS in development including DMX-200 (repagermanium), in Phase 3 development by Dimerix Limited, and other investigational treatments in Phase 3 or Phase 2 development by companies including Apellis Pharmaceuticals, Inc., or Apellis, Boehringer Ingelheim, Sanofi, Vera Therapeutics, or Vera, and Vertex Pharmaceuticals, or Vertex. Since FSGS is heterogenous in nature, we expect a number of therapies will be needed to fully address the needs of the FSGS patient population. Additionally, a combination of therapies may also provide a beneficial impact for some patients.
We are developing AKB-097 for potential treatment of IgAN, LN and C3G. There are other complement inhibitors and medications in development or approved for treatment of these rare kidney diseases. FABHALTA® (iptacopan) is FDA-approved and marketed by Novartis for reduction of proteinuria in adults with primary IgAN. FILSPARI® (sparsentan) is FDA-approved, indicated to slow kidney function decline in adults with primary IgAN. Both FABHALTA and FILSPARI labeling includes a Risk Evaluation and Mitigation Strategy, or REMS. TARPEYO® (budesonide), an FDA-approved medicine used to reduce the loss of kidney function in adults with primary IgAN, is marketed in the U.S. by Calliditas Therapeutics AB, or
Akebia Therapeutics, Inc. | Form 10-K | Page 67

Calliditas (acquired by Asahi Kasei Corporation). VANRAFIA™ (atrasentan), marketed by Novartis, is an endothelin receptor antagonist indicated to reduce proteinuria in adults with primary IgAN. In November 2025, the FDA approved VOYXACT® (sibeprenlimab-szsi) to reduce proteinuria in adults with primary IgAN. VOYXACT is a humanized monoclonal antibody that binds to and blocks A PRoliferation-Inducing Ligand, or APRIL.
In November 2025, Vera was granted FDA Priority Review for their BLA for atacicept for the treatment of IgAN. Atacicept is an investigational recombinant fusion protein that binds to B-cell Activating Factor, BAFF, and APRIL cytokines. Vertex is investigating povetacicept, a dual antagonist of the BAFF and APRIL cytokines, for the treatment of IgAN, and initiated a rolling BLA filing for U.S. accelerated approval. A number of complement inhibitors are in development for the treatment of IgAN by companies including Alexion Pharmaceuticals (ULTOMIRIS, ravulizumab, C5 inhibitor, Phase 3), Apellis (EMPAVELI, pegcetacoplan, C3 inhibitor, Phase 2), and Arrowhead Pharmaceuticals, or Arrowhead (ARO-C3, C3 inhibitor, in Phase 1/2).
There are two FDA-approved complement-inhibitor therapies to reduce proteinuria in C3G patients: FABHALTA® (Novartis, iptacopan, Factor B inhibitor) and EMPAVELI® (Apellis, pegcetacoplan, C3 inhibitor). Both FABHALTA and EMPAVELI labeling includes a REMS. Other complement inhibitors are in development by Kira Pharmaceuticals, with KP104 (dual C5 and Factor H inhibitor) in Phase 2 and Arrowhead with ARO-C3 (C3 inhibitor) in Phase 1/2.
There are three FDA-approved therapies for LN: BENLYSTA (belimumab, GSK), LUPKYNIS® (voclosporin, Aurinia Pharmaceuticals) and GAZYVA (obinutuzumab, Genentech/Biogen). Novartis also is developing ianalumab in Phase 3 and complement inhibitor FABHALTA (iptacopan, Factor B inhibitor) in Phase 2.
Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen, Roche and GSK, among others, compete in the market for drug products to treat kidney disease. In particular, these companies have greater experience and expertise in conducting preclinical testing and clinical trials, obtaining marketing approvals, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we are developing obsolete. Smaller and other early-stage companies may also prove to be significant competitors. In addition, a number of large pharmaceutical companies and small to mid-sized and specialty biotechnology companies have marketed and are developing treatments for rare kidney diseases, including indications we are pursuing with our mid-stage rare kidney disease pipeline. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval, or discovering, developing and commercializing competitive products, before, or more effectively than, we do. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.
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
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted TPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by TPC in Japan under the trade name Vafseo. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Pursuant to the license agreement, we transferred the marketing authorization issued by the EMA, UK, the Swiss Agency for Therapeutic Products and the Australian Therapeutic Goods Administration to Medice. On November 12, 2025, we and Medice entered into Amendment #1 to the license agreement, pursuant to which we agreed to supply vadadustat drug substance to Medice pursuant to the terms of a supply agreement dated concurrently with the license agreement amendment and granted Medice the right to manufacture Vafseo tablets using the vadadustat drug substance to be supplied by us. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, UK, Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory, which has been approved by the EMA under the trade name XOANACYL®.
In addition, we have conducted, plan to conduct for AKB-9090, and in the future may conduct, clinical trials outside of the U.S. for any product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or
Akebia Therapeutics, Inc. | Form 10-K | Page 68

may become subject to additional risks in developing and commercializing Auryxia and Vafseo and our product candidates outside the U.S., including, among others:
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
The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates, including praliciguat and AKB-097, in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process.
We may be unable to successfully complete clinical trials of Auryxia, Vafseo and our product candidates or to successfully obtain approval of any potential label expansion for Vafseo or approval of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoints in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying
Akebia Therapeutics, Inc. | Form 10-K | Page 69

any potential approval of Vafseo. Following submission of the Formal Dispute Resolution Request, or FDRR, to the FDA in 2022, we filed a resubmission to our NDA for vadadustat for the treatment of anemia due to CKD only in adult DD-CKD patients in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
We have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. Following a Type C meeting with the FDA in October 2025, we believe that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not pursue a broad label for Vafseo for adult patients with NDD-CKD. We continue to engage with the FDA regarding smaller subpopulations of CKD non-dialysis dependent patients where we believe we may be able to align on a potential path forward. Based on our communications to date, however, we remain cautious about a path forward. However, we may be required to complete additional clinical trials before seeking approval for label expansion for a potential smaller subgroup of CKD non-dialysis dependent patients, and we may be required to generate additional clinical data before seeking approval for alternative dosing. Clinical trials are time consuming and expensive, and even though Vafseo is approved for adult patients with anemia due to CKD on dialysis for at least three months, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. In addition, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or successfully complete a trial when anticipated, or at all. If the clinical trials for our label expansion opportunities are not successful or take longer than anticipated, or if we do not obtain FDA approval of label expansion for alternative dosing or for a potential smaller subgroup of CKD non-dialysis dependent patients in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business. Further, if the results of ongoing clinical trials of Vafseo, including our VOCAL clinical trial or the VOICE clinical trial being conducted by USRC, are not positive or are only moderately positive, it could have an adverse effect on our ability to obtain label expansion for alternative dosing or to commercialize Vafseo. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 70

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
Akebia Therapeutics, Inc. | Form 10-K | Page 71

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired.
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. AKB-097 and praliciguat are being studied for rare diseases with small patient populations and many of those patients are treated with other therapies or products. Also, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting, or have announced plans for, clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases. These patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to initiate and enroll enough patients to complete our clinical trials of AKB-097 and praliciguat in a timely and cost-effective manner. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations.
In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and have requested a meeting with the FDA.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 72

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
We have conducted and intend to conduct certain of our clinical trials outside of the U.S. The acceptance by the FDA or other regulatory authorities of data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which could be costly and time consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
⦁ additional foreign regulatory requirements;
⦁ foreign exchange fluctuations;
⦁ compliance with foreign manufacturing, customs, shipment and storage requirements;
⦁ cultural differences in medical practice and clinical research;
Akebia Therapeutics, Inc. | Form 10-K | Page 73

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
Akebia Therapeutics, Inc. | Form 10-K | Page 74

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
Akebia Therapeutics, Inc. | Form 10-K | Page 75

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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator TPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for label expansion, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we initially submitted a NDA to the FDA for vadadustat in March 2021 and in March 2022 the FDA issued a CRL to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in MACE in the non-dialysis patient population. While we have since secured FDA approval for use in dialysis patients, we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. In addition, following a Type C meeting with the FDA in October 2025, we believe that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not pursue a broad label for Vafseo for adult patients with NDD-CKD. We continue to engage with the FDA regarding smaller subpopulations of CKD non-dialysis dependent patients where we believe we may be able to align on a potential path forward. Based on our communications to date, however, we remain cautious about a path forward. However, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or complete a trial when anticipated or at all. If we do not obtain the approval of label expansion for alternative dosing or for a potential smaller subgroup of CKD non-dialysis patients in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending the EC approve Averoa’s marketing authorization, which the EC granted in June 2025. In November 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or UK.
Akebia Therapeutics, Inc. | Form 10-K | Page 76

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
Akebia Therapeutics, Inc. | Form 10-K | Page 77

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
We may not be able to obtain orphan drug exclusivity for praliciguat or any potential future product candidates that we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a similar product for the same therapeutic indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.
We plan to rely on orphan drug exclusivity for praliciguat and may rely on orphan drug exclusivity for potential future product candidates that we may develop. However, we cannot assure you that we will receive orphan drug designation for praliciguat or any of our potential future product candidates. In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which orphan drug exclusivity is sought does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.
The FDA Reauthorization Act of 2017, or the FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority.

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or
Akebia Therapeutics, Inc. | Form 10-K | Page 78

use ” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024 the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, shorten marketing authorization times from 210 to 180 days, and set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.
Akebia Therapeutics, Inc. | Form 10-K | Page 79

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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval studies, including pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA, and observational studies of Vafseo related to safety, malignancy and pregnancy. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial had been actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and have requested a meeting with the FDA. If the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 80

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
Akebia Therapeutics, Inc. | Form 10-K | Page 81

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
Akebia Therapeutics, Inc. | Form 10-K | Page 82

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be non-promotional, truthful, non-misleading, factual, and unbiased and such communications must include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Securities Exchange Act of 1934, as amended, or the Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product's FDA approved-labeling and proactively speak to formulary committee members of payors regarding certain types of data and information for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
Further, we will need to ensure full compliance with the administration’s recently announced enforcement position on direct-to-consumer, or DTC, prescription drug advertising and related promotional activities. On September 9, 2025, the President issued a Memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. The same day, the Make America Healthy Again Commission released a report declaring that the FDA, HHS, FTC and DOJ will increase oversight and enforcement under current authorities for violations of direct-to-consumer, or DTC, prescription drug advertising laws. To that end, the FDA announced that it is initiating a rulemaking process to eliminate the adequate provision loophole that allows pharmaceutical advertisements to address safety information by placing it in another format or location. In this context, the FDA declared that it will no longer tolerate what it characterized as deceptive practices in prescription drug advertising and that the agency would aggressively deploy its available enforcement tools, with heightened scrutiny of fair balance and disclosures in social media promotions. The FDA also issued a generic notice letter to a substantial number of companies, including Akebia, directing such companies to remove any noncompliant advertising and bring all promotional communications into compliance. We believe that we maintain a robust compliance program and processes designed to ensure that all promotional advertising activities are performed in a legal and compliant manner. However, given the administration’s enforcement position on these issues, we may be at increased risk that the FDA, DOJ or FTC will find our promotional advertising and other
Akebia Therapeutics, Inc. | Form 10-K | Page 83

digital campaigns, including social media activities, are not in compliance with fair balance requirements and anticipated rule changes at the FDA and possibly other agencies.
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
For example, the recent loss and retirement of FDA leadership and personnel and the recent government shutdown could lead to disruptions and delays in FDA guidance, or review and approval of our products and product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received termination notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding of the FDA through the 2026 federal fiscal year at approximately $7 billion with a slight increase in user fees for drug and device companies.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 84

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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government shut down on October 1, 2025, and reopened on November 13, 2025. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 85

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
Akebia Therapeutics, Inc. | Form 10-K | Page 86

to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).
In addition to California, at least 19 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 87

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
Akebia Therapeutics, Inc. | Form 10-K | Page 88

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
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Part D Medicare payment for these drugs is no longer available under Medicare Part D. However, ESRD facilities will receive a TDAPA for Auryxia for a period of at least two years starting on January 1, 2025 based on ASP. After the TDAPA period for Auryxia and other oral-only phosphorus lowering drugs, a permanent adjustment will be made by CMS to the base rate payment for each Medicare dialysis treatment to account for these drug costs. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of no more than two years starting on January 1, 2025. The TDAPA provides separate payment based on Vafseo's ASP that will be in addition to the base rate to facilitate the adoption of innovative therapies. After the two-year TDAPA period for Vafseo, for a period of three additional years, a Medicare payment adjustment will be made for each dialysis treatment to account for the costs of Vafseo, based on 65% of its ASP. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, after the TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect the cost of phosphate lowering medications, including Auryxia and for Vafseo. However, the increase related to Vafseo will only last three years and neither Auryxia nor Vafseo will receive a direct additional payment outside the bundled rate after the TDAPA period. There can be no assurances that any increase in the Medicare bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit. In late 2025, legislation was introduced in the U.S. Congress, KCAPA, which seeks to maintain patient access to innovative kidney care treatment, including Vafseo, by addressing reimbursement challenges following TDAPA expiration. Without such legislative protection, there is a risk that, in the post-TDAPA period, reduced reimbursement could limit provider adoption of Vafseo, restrict patient access and adversely impact our revenue.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 89

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
On September 30, 2025, the administration announced that Pfizer had agreed to base its pharmaceutical prices in the U.S. on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country
Akebia Therapeutics, Inc. | Form 10-K | Page 90

access to MFN drug prices” on the company’s products, and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, a number of pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 91

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
Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FDCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 92

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
With respect to Auryxia, we sublicensed the rights to commercialize Riona to JT and Torii in Japan. In addition, we granted Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. In February 2025, in advance of the market entry of generic competition to our branded Auryxia following LoE, we entered into an Authorized Generic
Akebia Therapeutics, Inc. | Form 10-K | Page 93

Distribution and Supply Agreement with our AG Distributor, pursuant to which, since March 2025, our AG Distributor has been selling an authorized generic version of Auryxia. We will be relying on our AG Distributor for the commercialization of this authorized generic. If competition, including from generics other than our AG Distributor, capture sales or if generics other than our authorized generic are sold at a greater discount to Auryxia’s price than anticipated, it could materially and adversely affect our expected revenues. In addition, we are responsible for supplying product to our AG Distributor, and if there are challenges within the supply chain, we could be subject to certain penalties, which could be substantial.
With respect to Vafseo, we entered into a collaboration agreement with TPC to develop and commercialize Vafseo in Japan and certain other Asian countries. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 94

our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.
We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
We may decide to enter into additional collaborations, strategic alliances, or joint ventures, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' development and/or commercialization efforts with respect to Auryxia, Vafseo or any other products or product candidates both within and outside of the U.S. For example, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Additionally, in November 2025, we and Medice entered into Amendment #1 to the license agreement, pursuant to which we agreed to supply vadadustat drug substance to Medice pursuant to the terms of a supply agreement dated concurrently with the license agreement amendment and granted Medice the right to manufacture Vafseo tablets using the vadadustat drug substance to be supplied by us. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.
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
If we are unable to enter into additional collaborations in a timely manner, or at all, we may have to delay or curtail the commercialization of Auryxia, Vafseo or the development and potential commercialization of any of our product candidates, reduce or delay our development programs, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia, Vafseo or our product candidates. For example, following the termination of our collaboration agreements with Otsuka in 2022, we incurred additional expenses in connection with the launch of Vafseo in Europe and other countries.
Even if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.
Royalties from commercial sales of Vafseo under our TPC Agreement will likely fluctuate and will impact our rights to receive future payments under our Royalty Agreement with HCR.
Pursuant to the Royalty Agreement with HCR, we sold to HCR our right to receive the Royalty Interest Payments payable to us under the TPC Agreement, subject to the Annual Cap and the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement.
The royalty revenues under the TPC Agreement may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Vafseo in the territory covered by the TPC Agreement. Negative fluctuations in these royalty revenues could delay, diminish or eliminate our ability to receive 85% of the Royalty Interest Payments after the Annual Cap is achieved in a given calendar year, or our ability to receive 100% of the Royalty Interest Payments after the Aggregate Cap is achieved.
We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to
Akebia Therapeutics, Inc. | Form 10-K | Page 95

supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third-party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia and Vafseo, including Cardinal Health, Inc. as the exclusive third-party logistics provider, or 3PL, wholesale distributors and certain specialty pharmacy providers. Our reliance on third-party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently rely on single source suppliers for each of drug substance and drug product for Auryxia, including for our authorized generic, and commercial supply from other suppliers is not readily available, and our exclusive 3PL for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, commercial distribution, pipeline development or commercialization, which could materially and adversely impact our business and results of operations:
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
•any of our third-party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason; or
•our 3PL fails to perform or encounters any damage or other disruption at their facilities.
If we, or any of our third-party manufacturers or our 3PL cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of resource constraints, catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia and/or Vafseo or may experience delays in the launch of Vafseo or the development of our product candidates, which could materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo to satisfy the requirements of our customer and supply contracts, including inventory levels, we have incurred with respect to Auryxia, and may in the future incur, contractual penalties, which could be substantial.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 96

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
We rely on third-party manufacturers to manufacture Auryxia and Vafseo for us and comply with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other global regulatory authorities. These requirements include, among other things, quality control, cGMP compliance, global regulatory requirements, and the maintenance of records and documentation. The facilities and processes used by our third-party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time. Although we have oversight of the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and do not have full control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we do not have full control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may also have other clients and other priorities that could affect their manufacturing line capacity or delivery schedules, which are beyond our control.
Moreover, our failure or the failure of our third-party manufacturers or distributors to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third-party manufacturers or distributors, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in the U.S., Japan or Europe, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or Vafseo. For example, we previously conducted three, limited, voluntary recalls of Auryxia. Any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia or Vafseo for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third-party manufacturers’ or distributors' control, it may adversely impact our ability to supply Auryxia or Vafseo, and we may incur significant financial harm.
If the FDA, EMA or other regulatory authorities withdraws any approval of the facilities being used to manufacture Auryxia, Vafseo or any of our product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo, or to develop, obtain marketing approval for or market Vafseo our other product candidates, if approved.
In addition, Auryxia, Vafseo and our product candidates may compete with other products and product candidates for access to third-party manufacturing facilities. A third-party manufacturer or distributor may also encounter delays or operational
Akebia Therapeutics, Inc. | Form 10-K | Page 97

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
•if they experience any compliance issues;
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
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from Panion & BF Biotech, Inc., or Panion, a third-party, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In
Akebia Therapeutics, Inc. | Form 10-K | Page 98

addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified us in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the U.S. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 3. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or ownership of proprietary rights, which could impact the commercialization of Auryxia, could require or result in litigation or arbitration, which would be time consuming and expensive, could lead to the termination of the Panion Amended License Agreement, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to Auryxia or our rights could otherwise be adversely affected, which could prevent us from continuing to commercialize Auryxia.
Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our AKB-097 development program or other product candidates.
The manufacturing of biologics is highly complex, and we may experience production issues or interruptions in supply for our AKB-097 development program or other product candidates. The development process may be met with challenges related to successful scale-up of the process to deliver the required inventory to support our clinical trials. Specifically, if we or our third-party CDMOs are unable to procure critical raw materials in a timely manner, successfully scale our manufacturing process, or provide sufficient manufacturing campaign slots to support production, we may not be able to supply the required inventory to allocate to clinical trials and/or commercial supply. Raw material shortages, contamination events, or manufacturing batch failures pose significant risks and could disrupt production and therefore limit downstream supply, ultimately delaying our development timelines and having an adverse effect on our business, financial condition, operations, and product candidates.
We face risks based on our reliance on CDMOs for AKB-097 manufacture as there is increased regulatory scrutiny on aseptic and sterile product manufacture. The manufacturing facilities for AKB-097 on which we rely may not meet the stringent regulatory requirements and this could adversely affect our development and commercialization plans for AKB-097 and other product candidates. Sterile finished good therapeutic products approved for use in clinical trials are required to be manufactured in accordance with cGMP. Such regulations strictly govern manufacturing processes and overarching quality systems to assure robust compliance and quality control of investigational products utilized in clinical trials and commercial products approved for sale. Poor production practices increase the risk of introduction of adventitious agents and/or other contaminants or process changes that may impact the stability of our biologic product candidate which may be undetectable through final product testing. As such, it is critical to implement robust facility and product controls strategies to document that our products have been manufactured and tested in accordance with cGMPs and to demonstrate that our products are safe and efficacious and support our clinical trials and ultimately the potential approval of a BLA for any product candidate.
Our CDMO’s facilities and their quality systems must ultimately pass a pre-approval inspection, or PAI, to confirm validity of the information filed in the BLA and to confirm the capability of our CDMOs to manufacture our product in compliance with the applicable regulations. If our or our CDMO’s quality systems or facilities involved with the preparation of our product candidates do not pass the PAI, FDA approval of such product candidates will not be granted.
Our CDMOs are subject to routine or for-cause inspections of the facilities that manufacture, test, and/or store our product candidates. Deficiencies identified during these inspections may require remediation potentially impacting or delaying the development or approval of AKB-097 or other product candidates and thereby delaying our clinical trials or the commercial
Akebia Therapeutics, Inc. | Form 10-K | Page 99

approval of AKB-097. Additionally, remediation of deficiencies poses the risk of lost product or significant financial impact which also may result in delays to our clinical trials or commercial approval and could materially harm our business.
Changes in and uncertainty surrounding U.S. trade policy on tariffs could have a material adverse impact on our business, financial condition and results of operations.
In 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Several countries, including the United Kingdom, Japan and South Korea, among others, as well as the European Union, have reached deals with the U.S. that include reduced tariff rates and other measures. President Trump also issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries.
The U.S. and China reached a tentative agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2026. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 10%, effective November 10, 2025. For Mexico, the rate remains 25% for goods that are not covered by the USMCA, and for Canada, the rate is 35% for goods that are not covered by the USMCA. Certain countries, including Japan, South Korea and the United Kingdom, as well as the European Union, have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, active pharmaceutical ingredients, and related chemicals. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of these tariffs and announced that the administration had begun preparing tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration. Certain trading partners, including the European Union, South Korea and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals.
A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran.
In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs. However, the President announced plans to impose new tariffs under other authorities.
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
Many of our manufacturers and suppliers for Auryxia and Vafseo are located in China, Europe and Canada, and we may continue to rely on foreign CMOs in the future. The manufacturing of our drug product for commercial use of both Auryxia and Vafseo takes place in Canada through a third-party manufacturer, Patheon Inc., or Patheon. The manufacturing for
Akebia Therapeutics, Inc. | Form 10-K | Page 100

commercial use of both Auryxia and Vafseo drug substance takes place in France and Spain, respectively. Also, the manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer, STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Europe, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Europe, Canada or other countries, trade agreement disputes or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. In addition, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, published an interim final rule in September 2025, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS entity list. While the Affiliates Rule has been suspended until November 10, 2026 as part of the U.S.-China tentative framework agreement, escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical manufacturers. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, on December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, President Trump signed into law the BIOSECURE Act, which limits U.S. government procurement from and grants to biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the U.S. Department of Defense 1260H list of Chinese Military Companies as a BCC. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include the WuXi entities. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time.
This law could have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on our ability to commercialize Auryxia and Vafseo or the development of our product candidates and our business operations.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 101

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
Akebia Therapeutics, Inc. | Form 10-K | Page 102

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
Akebia Therapeutics, Inc. | Form 10-K | Page 103

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
The FDA also has the authority to grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. We plan to rely on orphan drug exclusivity for praliciguat and may rely on orphan drug exclusivity for potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the U.S. under the FDCA. However, we cannot assure you that we will receive orphan drug designation for praliciguat or any of our potential future product candidates.
In addition, U.S. or foreign regulatory authorities may change their approval policies and new regulations may be enacted regarding non-patent exclusivity. For example, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, shorten marketing authorization times from 210 to 180 days, and set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.
We cannot assure you that Auryxia, Vafseo, praliciguat or any of our other potential future products will obtain such pediatric exclusivity, NCE exclusivity, orphan drug exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent
Akebia Therapeutics, Inc. | Form 10-K | Page 104

exclusivity protection. We also cannot assure you that Auryxia, Vafseo or any of our potential future products will obtain patent term extension.
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
On January 22, 2026, Teva received tentative approval for its ANDA for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia. Generic competition for Auryxia, Vafseo or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 105

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
FibroGen, Inc., or FibroGen, has filed patent applications in the U.S. and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. In November 2023, we and our collaboration partner, TPC, entered into a Settlement and Cross License Agreement, or the Settlement Agreement, with FibroGen and its collaboration partner, Astellas. The Settlement Agreement resolves all patent disputes between us, TPC, FibroGen and Astellas in the EU, the contracting states to the European Patent Convention, the UK and Japan, or the Settlement Territory. We may in the future initiate invalidity actions or other legal proceedings with respect to FibroGen patents outside of the Settlement Territory. If we are not successful in such proceedings, FibroGen could try to claim that our products infringe their patent rights.
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
Various administrative proceedings are also available for challenging patents, including interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Competitors may initiate an administrative proceeding challenging our issued patents or pending patent applications, which can be expensive and time consuming to defend. An adverse result in any current or future defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and held not infringed and could put our patent applications at risk of not issuing. In addition, an unfavorable outcome in any current or future proceeding in which we are challenging third party patents could require us to cease using the patented technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we are successful, participation in interference or other administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and distract our management and other employees.
We are currently involved in opposition proceedings in the Indian Patent Office. The proceedings may be ongoing for a number of years, may be resolved in a manner adverse to the Company and may involve substantial expense and diversion of
Akebia Therapeutics, Inc. | Form 10-K | Page 106

employee resources from our business, which could have an adverse effect on our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.
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
In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona in Japan, the development and commercialization of ferric citrate in Europe, and the development and commercialization of vadadustat, which is now being marketed under the trade name Vafseo by our collaboration partner, TPC, in Japan and potentially other Asian countries and our collaboration partner, Medice, in the Medice Territory. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators,
Akebia Therapeutics, Inc. | Form 10-K | Page 107

consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
For example, we supply or have agreed to supply, as applicable, ferric citrate in Europe to Averoa and Vafseo in Japan, Europe and other territories where it is approved for commercial use to TPC and Medice, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
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
In addition, as we expand our development activities, we expect to grow the teams, infrastructure, and processes necessary to support these efforts. Scaling our development activities will require recruiting, training, and integrating new personnel, as well as enhancing cross-functional coordination, which may introduce additional operational complexity. For example, integrating AKB-097, which we acquired on November 28, 2025, has required, and will continue to require, significant management attention, which could divert resources from other priorities. If we are unable to successfully grow and integrate our teams or adapt our processes to meet the demands of increased development activity, our ability to advance our product candidates and achieve our strategic objectives could be adversely affected.
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
We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
We previously identified a material weakness in our internal control over financial reporting as of December 31, 2024 relating to our accounting for inventory and inventory related transactions. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Although we have determined that the previously identified material weakness has been remediated as of December 31, 2025, we cannot assure you that we will not identify other material weaknesses in the future, which could negatively impact our results of operations in future periods.
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
We cannot assure you that the measures we have taken to date, and the actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Further, if we are unable to meet the demands that have been placed upon us as a public company, including the rules and regulations of the SEC, we may be unable to accurately report our financial results in future periods, or report them within timeframes required by law or stock exchange regulations. Failure to
Akebia Therapeutics, Inc. | Form 10-K | Page 108

comply with the rules and regulations of the SEC, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which, even if resolved in our favor, would require additional financial and management resources and could adversely affect the market price of our common stock. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and could also affect our ability to raise capital to fund future business initiatives.
Security breaches and unauthorized use of our information technology systems and information, or the information technology systems or information in the possession of our collaborators, contractors and other third parties, including those arising from the malicious use of artificial intelligence tools to penetrate systems, manipulate data or generate convincing fraudulent communications, could damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
We, our collaborators, contractors and other third parties rely significantly upon information technology, including in certain instances artificial intelligence-based software, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet and artificial intelligence-based software, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. While these artificial intelligence-based systems can enhance efficiency and analytical capabilities, they may also introduce new vulnerabilities such as algorithmic manipulation, data poisoning, or exploitation of artificial intelligence models to gain unauthorized access or use information in ways that harm our business. We purchase most of our information technology from vendors or service providers, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.
In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial patients and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials, including patient information. We also rely on third parties to manage patient information for Auryxia and Vafseo. Additionally, the use of artificial intelligence based software is increasingly being used in the biopharmaceutical industry. Use of artificial intelligence based software may lead to the release of confidential proprietary information, and adversarial artificial intelligence techniques could be used to reverse-engineer proprietary algorithms, infer sensitive clinical data from anonymized datasets, or bypass existing security controls, which may impact our ability to realize the benefit of our intellectual property. The secure maintenance of this sensitive information is critical to our business and reputation.
Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information that could impact our business operations, including our clinical trials. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets, including deepfake audio or video impersonations of executives, artificial intelligence-generated spear-phishing campaigns, and automated vulnerability scanning that can rapidly exploit weaknesses before detection. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third-party service providers. A security incident, cyber attack or other unauthorized access to our systems, could affect our ability to operate our business or the ability of our vendors or third-party service providers to provide services pursuant to their contractual obligations. A security breach, cyberattack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the U.S. protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyberattacks can include malware, computer viruses, hacking, social engineering, zero day vulnerabilities or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable
Akebia Therapeutics, Inc. | Form 10-K | Page 109

information such as in the event of cyberattacks. Artificial intelligence-driven attacks can adapt in real time to bypass conventional cybersecurity measures, making detection and response significantly more challenging. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers, artificial intelligence-generated fraudulent communications or other means, can create system disruptions or shutdowns that impact our business operations or cause the unauthorized disclosure of confidential information.
Although we believe our collaborators, vendors and service providers, such as our CROs, take steps to manage, mitigate and avoid information security risks and respond to attacks, we may be adversely affected by attacks against our collaborators, vendors or service providers, and we may not have adequate contractual remedies against such collaborators, vendors and service providers to remedy any harm to our business caused by such event. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other contractors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails, artificial intelligence-generated deep fake communications or other types of attacks. Our employees may be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Cyber-attacks have become more prevalent and much harder to detect and defend against. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, including through the use of artificial intelligence to generate sophisticated spoofed emails, deep fake voice and video, and synthetic identities, and often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures, and we might not immediately detect such incidents and the damage caused by such incidents.
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
•result in manipulation or falsification of clinical trial data through artificial intelligence-generated synthetic data or altered records, undermining regulatory submissions and scientific validity;
•damage our reputation and deter business partners from working with us; or
•divert the attention of our management and key information technology resources.
Any failure to maintain proper functionality and security of our internal computer and information systems, including failures arising from vulnerabilities in artificial intelligence models or artificial intelligence-enabled systems, could result in a loss of, or damage to, our data or marketing applications or inappropriate disclosure of confidential or proprietary information, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, under a variety of federal, state or other applicable privacy laws, such as HIPAA, the GDPR, or state data protection laws including the CCPA, harm our competitive position and delay the further development and commercialization of our products and product candidates, or impact our relationships with customers and patients.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 110

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
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. Some of the countries in which we have conducted clinical trials and in which we had CMOs have a history of corruption, which increases our risks of FCPA violations. In addition, the FCPA presents unique challenges in the pharmaceutical industry because in many countries’ hospitals are operated by the government, and doctors and other hospital employees are considered foreign government officials. Certain payments made by pharmaceutical companies, or on their behalf by CROs, to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 111

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
As of December 31, 2025, we had approximately $59.0 million in the aggregate of goodwill from the Merger, $1.2 million of property and equipment and $3.7 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 112

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
Akebia Therapeutics, Inc. | Form 10-K | Page 113

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
Akebia Therapeutics, Inc. | Form 10-K | Page 114

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
As of December 31, 2025 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 7.2% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 6.0% of our outstanding shares of common stock and State Street Corporation beneficially owned approximately 5.2% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock, Vanguard or State Street Corporation could cause the price of our common stock to decline. In addition, as of December 31, 2025, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
Further, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, or the Warrant Holder, an affiliate of Kreos Capital VII (UK) Limited, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, or the Initial Warrant, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) we issued a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from the date of issuance. If any or all of the warrants are exercised, our stockholders could realize dilution, and the value of their shares could decrease. For example, on July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at the Exercise Price. A cashless exercise allows the Warrant Holder to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. As a result of the cashless exercise, we issued 1,408,588 shares of our common stock to the Warrant Holder under the Initial Warrant.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 115

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
As of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Item 1B. Unresolved Staff Comments
Akebia Therapeutics, Inc. | Form 10-K | Page 116

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
We use an internal management team to run our information technology and cybersecurity functions, which includes our vice president of information technology and information security leads, who have collectively served in various roles in information technology and information security for over 25 years, including at other public companies. Through ongoing communications with this management committee, senior management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real-time and reports such threats and incidents to the Audit Committee, when appropriate. Management updates the Audit Committee quarterly regarding our
Akebia Therapeutics, Inc. | Form 10-K | Page 117

cybersecurity threat risk management and strategy programs. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related topics and discuss any updates to our cybersecurity risk management and strategy programs. The Audit Committee is notified between such updates regarding significant new cybersecurity threats or incidents that meet pre-established reporting thresholds and any ongoing updates regarding any risk, as needed.
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
Item 2. Properties
We currently lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts, which is our corporate headquarters. The lease for our Cambridge, Massachusetts office, storage and lab space expires on September 11, 2026. On January 27, 2026, we entered into a lease agreement pursuant to which we will lease an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space, and 14,956 square feet of laboratory space, in Waltham, Massachusetts. We intend to relocate our corporate headquarters to Waltham in September 2026. We believe our existing facilities are adequate to meet our operational needs.
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings arising from the normal course of business activities.
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 covering the composition of matter of vadadustat in the Indian Patent Office. In response to a preliminary opinion, we requested to amend the claims, and the amended claims were published on May 9, 2025. On December 19, 2025, we attended an oral hearing conducted on the basis of the amended claims.
On November 6, 2024, Sandoz AG, or Sandoz, filed an opposition against our issued European Patent No. 3007695 covering vadadustat once daily dosing regimen in the European Patent Office, or the EPO. On March 18, 2025, we timely submitted a Patent Proprietor’s Reply to the Notice of Opposition. Oral proceedings were scheduled for February 24-25, 2026. However, on December 8, 2025, Sandoz withdrew the opposition and the EPO issued a Brief Communication on December 11, 2025, stating that Sandoz is no longer a party to the proceedings. On January 13, 2026, the EPO issued a Brief Communication stating that the oral proceedings are cancelled and the procedure will be continued in writing. On January 15, 2026, the EPO issued a decision to discontinue the opposition proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
Akebia Therapeutics, Inc. | Form 10-K | Page 118

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “AKBA”.
Holders
At February 23, 2026, there were approximately 25 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include shares held in street name by brokers or other nominees, and shares held by persons, partnerships, associations, corporations or other entities whose shares are held by depository trust companies.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Comparative Stock Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that this information be treated as soliciting material, or we specifically incorporate it by reference into a filing under the Securities Act, or the Exchange Act.
The following graph* compares the total cumulative returns of our common stock to the Nasdaq** Composite Index and the Nasdaq Biotechnology Index from December 31, 2020 through and including December 31, 2025. The graph assumes $100 was invested on December 31, 2020 in our common stock and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of future performance.
Akebia Therapeutics, Inc. | Form 10-K | Page 119

*Prepared by Zack's Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026
**Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
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
The following discussion and analysis should also be read in conjunction with the accompanying audited consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. This section discusses 2025 and 2024 financial condition, and results of operations and year-to-year comparisons between 2025 and 2024. For discussion of 2024 items and year-over-year comparisons between 2024 and 2023 that are not included in this 2025 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission on March 13, 2025.
Business Overview
We are a fully integrated biopharmaceutical company with two commercial products for patients impacted by kidney disease. We have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth, including by contributing net product revenue to support the development and advancement of our robust pipeline of mid-stage programs targeting rare kidney diseases and early-stage programs targeting kidney disease and non-kidney focused indications.
We have established the Company as a leader in the kidney community and believe our cross-organizational expertise in kidney disease positions us for success. Chronic kidney disease, or CKD, is a condition in which the kidneys are progressively damaged to the point that they cannot properly filter the blood circulating in the body. This damage causes waste products to build up in the patient’s blood, leading to other health problems, including anemia, cardiovascular disease and bone disease. CKD significantly impacts the United States, or U.S., healthcare system, potentially affecting approximately 35.5 million
Akebia Therapeutics, Inc. | Form 10-K | Page 120

patients. In 2022, in the U.S. treating Medicare beneficiaries with CKD cost an estimated $95.7 billion, and treating people on dialysis cost an estimated $45.3 billion. Our two commercial products address certain complications of kidney disease.
Our current product portfolio includes:
Vafseo® (vadadustat) is an orally administered medicine that was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current erythropoiesis stimulating agent, or ESA, pricing. Vafseo is the only oral hypoxia inducible factor, or HIF, based treatment available in the U.S. Vafseo entered the market in January 2025, at which time we had commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. Throughout 2025, we worked closely with dialysis organizations as their medical teams developed, implemented and operationalized protocols to enable prescribers to write Vafseo prescriptions for clinically appropriate patients. Currently, approximately 290,000 dialysis patients in the U.S. have prescribing access to Vafseo.
Vafseo is approved for use in adults in 37 countries and is marketed in certain countries outside the U.S. by our partners. See Part I, Item 1, License and Collaboration Agreements, for details.
Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD.
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia reached loss of exclusivity, or LoE. On January 22, 2026, Teva Pharmaceuticals Ltd., or Teva, received tentative approval for its Abbreviated New Drug Application for Auryxia. Currently, there is only one authorized generic for Auryxia sold by our distributor, but we expect additional generic competition in 2026. If additional generics are approved and enter the market, we expect it will adversely impact our revenue.
Ferric citrate is approved for use and marketed in certain countries outside the U.S. by our partners. See Part I, Item 1, License and Collaboration Agreements, for details.
Our development pipeline includes:
Our mid-stage rare kidney disease pipeline assets, praliciguat and AKB-097, are being evaluated to target areas of unmet need. In June 2021, we licensed praliciguat from Cyclerion Therapeutics, Inc., or Cyclerion, via an exclusive global license, which includes certain intellectual property rights to research, develop and commercialize the asset. Praliciguat is an oral, once-daily soluble guanylate cyclase, or sGC, stimulator. We are evaluating praliciguat for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, or FSGS, a rare kidney disease, in a Phase 2 clinical trial. The first patient was dosed in this trial in December 2025. We also plan to assess the use of praliciguat in other rare podocytopathies in the future.
In November 2025, we entered into an asset purchase agreement with Q32 Bio Inc. and Q32 Bio Operations Inc., together Q32, pursuant to which we purchased and assumed substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate known as ADX-097, now referred to as AKB-097, an anti-C3d-Factor H fusion protein complement inhibitor. AKB-097 is a potential next-generation complement inhibitor, and we believe AKB-097 has applicability across a wide range of complement-mediated rare kidney diseases. AKB-097 is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic complement inhibition. We expect to initiate a Phase 2 basket study in the second half of 2026 to evaluate AKB-097 for the following indications: IgA Nephropathy, or IgAN; C3 Glomerulopathy, or C3G; and Lupus Nephritis, or LN.
Our early-stage pipeline assets include AKB-9090 and AKB-10108, which are HIF molecules. We plan to initially evaluate AKB-9090 for the treatment of cardiac surgery-related acute kidney injury, or CS-AKI, and we expect to initiate a Phase 1 study in healthy volunteers in the first half of 2026. We may also study AKB-9090 in acute respiratory distress syndrome, or ARDS, as well as other acute treatment indications. AKB-10108 will potentially be evaluated for retinopathy of prematurity, or ROP, in neonates, and other indications, and is currently in preclinical development.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Akebia Therapeutics, Inc. | Form 10-K | Page 121

Factors Affecting Our Performance and Results of Operations
Financial Components
Product Revenue
We generate product revenue from commercial sales of Auryxia and Vafseo to a limited number of customers, including dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, since March 2025, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics and the pricing of generics and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under our agreements with our partners, including license fees, royalty payments and revenue from product we supply.
We expect to continue to generate revenue from our collaboration, license, and supply agreements with Medice, TPC, JT and Torii and any other collaborations into which we have entered or may enter.
Cost of Product and Other Revenue
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
Cost of product and other revenue also includes costs to manufacture drug product provided to TPC and Medice for commercial sale of Vafseo in Japan and in the EEA, the UK, Switzerland and Australia, or collectively the Medice Territory, respectively, as well as to our AG Distributor. In addition, cost of product and other revenue includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
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
Cost of goods sold: Amortization of intangible asset - In addition, cost of product and other revenue included the amortization of development product rights for Auryxia through the end of 2024.
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
•acquired in process research and development costs associated with the acquisition of Q32's clinical stage development asset now referred to as AKB-097;
Akebia Therapeutics, Inc. | Form 10-K | Page 122

•costs associated with discovery and development for preclinical, clinical and regulatory activities; and
•costs associated with the pre-launch inventory build for Vafseo in the U.S. prior to FDA approval in March 2024 and in Europe prior to the European Commission approval in April 2023.
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
From inception through December 31, 2025, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo, praliciguat, AKB-097 and any other product or product candidate, including those that may be in-licensed or acquired.
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
Each of our products and product candidates has technical, clinical, regulatory and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. A change in the outcome of any of the variables with respect to the development of Auryxia, Vafseo or any other product or product candidate could result in a significant change in the costs and timing associated with that development.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 123

Value of Financial Instruments, and Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the warrant liability.
Recent Events
Initiation of Phase 2 Trial in FSGS
In December 2025, we dosed our first patient in a Phase 2 clinical trial of praliciguat for the treatment of biopsy-confirmed FSGS. As a result, in February 2026, pursuant to the terms of a License Agreement, as amended, dated June 3, 2021, by and between us and Cyclerion, or the Cyclerion Agreement, upon such dosing, we paid a $1.0 million regulatory milestone payment to Cyclerion.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Cyclerion Agreement.
Q32 Asset Purchase Agreement
On November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate known as ADX-097 (now referred to as AKB-097) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. AKB-097, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, in a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Q32 Purchase Agreement.
Waltham Lease
In January 2026, we entered into a lease agreement, or the Waltham Lease, pursuant to which we will lease an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space and 14,956 square feet of laboratory space located in Waltham, Massachusetts. We intend to relocate our corporate headquarters to Waltham in September 2026.
See Note 18, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Waltham Lease.
Akebia Therapeutics, Inc. | Form 10-K | Page 124

Results of Operations
Comparison of the years ended December 31, 2025 and 2024

	Years ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenues
Product revenue, net	$227,332	$152,180	$75,152	49%
License, collaboration and other revenue	8,864	8,000	864	11%
Total revenues	236,196	160,180	76,016	47%
Cost of goods sold
Cost of product and other revenue	39,462	27,135	12,327	45%
Amortization of intangible asset	—	36,042	(36,042)	(100)%
Total cost of goods sold	39,462	63,177	(23,715)	(38)%
Operating expenses
Research and development	62,359	37,652	24,707	66%
Selling, general and administrative	107,480	106,545	935	1%
License	3,396	3,220	176	5%
Restructuring	—	58	(58)	(100)%
Total operating expenses	173,235	147,475	25,760	17%
Operating income (loss)	23,499	(50,472)	73,971	(147)%
Other expense, net	(24,121)	(18,091)	(6,030)	33%
Change in fair value of warrant liability	(3,099)	(330)	(2,769)	839%
Loss on extinguishment of debt	—	(517)	517	(100)%
Loss before income taxes	(3,721)	(69,410)	65,689	(95)%
Income tax expense	(1,624)	—	(1,624)	*
Net loss	$(5,345)	$(69,410)	$64,065	(92)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Distributor for Auryxia.
Net product revenue was $227.3 million for the year ended December 31, 2025, compared to net product revenue of $152.2 million for the year ended December 31, 2024. The increase was primarily due to Vafseo's entry to the market in January 2025 and an increase in sales volumes of Auryxia.
Auryxia lost exclusivity in the U.S. in March 2025, which may have a negative impact on future Auryxia revenue. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S., which may slightly offset a revenue decline after entry of other generics. However, our ability to generate revenue from sales of Auryxia following entry of other generics will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
The following table summarizes our product revenue for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
Product	2025	2024
Vafseo(1)	$45,790	$—
Auryxia(2)	181,542	152,180
Total product revenues	$227,332	$152,180
Akebia Therapeutics, Inc. | Form 10-K | Page 125

(1) Vafseo entered the U.S. market in January 2025.
(2) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the year ended December 31, 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $8.9 million for the year ended December 31, 2025, compared to $8.0 million for the year ended December 31, 2024.
Cost of Goods Sold: Cost of Product and Other Revenue—Cost of product and other revenue was $39.5 million for the year ended December 31, 2025, compared to $27.1 million for the year ended December 31, 2024. The increase was primarily due to higher Auryxia volume during the year ended December 31, 2025. In addition, cost of product and other revenue for the year ended December 31, 2024 was offset by a $12.3 million benefit that we recorded due to our ability to sell inventory previously written-down as excess inventory during the year ended December 31, 2024.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $3.3 million for the year ended December 31, 2025, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the year ended December 31, 2025 was valued at cost, our cost of product and other revenue would have been $6.0 million. As of December 31, 2025, we had $25.0 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
Cost of Goods Sold: Amortization of Intangible Asset—Amortization of intangible asset related to the acquired developed product rights for Auryxia, which was amortized using a straight-line method over its estimated useful life of approximately six years. Our intangible asset was fully amortized as of December 31, 2024. We recorded no amortization expense and $36.0 million in amortization expense for the years ended December 31, 2025 and 2024, respectively.
R&D Expenses— R&D expenses were $62.4 million for the year ended December 31, 2025, compared to $37.7 million for the year ended December 31, 2024. The increase was primarily driven by increased clinical trial activities related to Vafseo and our product candidates as well as higher headcount related costs. In addition, we recognized $12.8 million of acquired in process research and development costs associated with the acquisition of AKB-097 from Q32 during the year ended December 31, 2025.
The following table summarizes our R&D expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Vafseo clinical trial and other external costs	$22,371	$11,837
IPR&D asset, including transaction costs	12,807	—
External costs for other programs, including feasibility and new processes and methods associated with commercial products	4,651	6,311
Total external R&D expenses	39,829	18,148
Internal personnel, consulting, facilities and other	22,530	19,504
Total R&D expenses	$62,359	$37,652
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—SG&A expenses were $107.5 million for the year ended December 31, 2025, compared to $106.5 million for the year ended December 31, 2024. The increase was primarily due to higher marketing costs in connection with the Vafseo U.S. launch and increased headcount related costs during the year ended December 31, 2025.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $3.4 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.
Restructuring Expenses—There were no restructuring expenses and $0.1 million of restructuring expenses for the years ended December 31, 2025 and 2024, respectively.
Other Expense, Net—Other expense, net, was $24.1 million for the year ended December 31, 2025, compared to $18.1 million for the year ended December 31, 2024. The increase was primarily due to higher non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement, which we entered into in July 2024, partially offset by interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working
Akebia Therapeutics, Inc. | Form 10-K | Page 126

Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $3.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
Loss on Extinguishment of Debt—During the year ended December 31, 2024, we recorded a $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans.
Income Tax Expense—Income tax expense was $1.6 million for the year ended December 31, 2025. There was no income tax expense for the year ended December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of approximately $184.8 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through December 31, 2025, we raised approximately $929.2 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $291.3 million from at-the-market, or ATM, offerings, pursuant to our sales agreement with Jefferies LLC, or Jefferies, and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. During the year ended December 31, 2025, we sold 9,437,364 shares of our common stock under our sales agreement with Jefferies for gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
For the years ended December 31, 2025 and 2024, we incurred net losses of $5.3 million and $69.4 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S., which may slightly offset a revenue decline after entry of other generics. However, our ability to continue to generate revenue from sales of Auryxia following entry of other generics will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years, including to commercialize Vafseo and Auryxia and advance our existing programs. However, if our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated Vafseo revenue projections, it would have an adverse effect on our liquidity and capital resources and could affect our ability to achieve and maintain profitability or continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 127

Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock. The BlackRock Credit Agreement provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (i) Tranche B — $8.0 million was funded on April 19, 2024, and (ii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively, the Term Loans. The Term Loan Facility matures on January 29, 2028, or the BlackRock Maturity Date.
On February 3, 2025, we and Kreos entered into a Second Amendment to the BlackRock Credit Agreement, or the Second Amendment, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest accrued on the Extended Tranche C as if it was advanced on December 31, 2024.
We are required to make interest-only payments until December 31, 2026 after which, we will begin making equal monthly principal payments. In the event of certain prespecified events, the repayment schedule will be accelerated.
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum.
All obligations under the Term Loan Facility are secured by substantially all of our existing and after-acquired assets. The BlackRock Credit Agreement requires us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit our ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due which could limit our ability to make certain payments under a Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement. If we prepay the Term Loans prior to the BlackRock Maturity Date, we will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid.
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of our common stock, or the Initial Warrant, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, we issued additional warrants to purchase 1,153,846 shares of our common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance.
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. On July 23, 2025, as a result of the cashless exercise, we issued 1,408,588 shares of our common stock to the Warrant Holder.
See Note 7, Indebtedness, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Liability Related to Settlement Royalties
On July 10, 2024, we and CSL Vifor entered into the Vifor Termination Agreement. Pursuant to the terms of the Vifor Termination Agreement, we pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by us to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty
Akebia Therapeutics, Inc. | Form 10-K | Page 128

payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of December 31, 2025 was 22% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. We recognized interest expense related to the liability related to settlement royalties of $18.4 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $12.5 million and $54.8 million of the settlement royalties liability is classified as a current and non-current liability, respectively.
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
The Working Capital Fund is considered a debt arrangement with zero coupon interest, and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of December 31, 2025, $17.4 million and $22.6 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management's estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
Liability Related to Sale of Future Royalties
In February 2021, we sold to HealthCare Royalty Partners IV L.P., or HCR, our right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the TPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the Collaboration Agreement dated December 11, 2015, between us and TPC, or the TPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which we will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to us.
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of December 31, 2025 was 0%. We retain the right to receive all potential future regulatory milestones for vadadustat under the TPC Agreement. During the year ended December 31, 2025 and 2024, we recorded $1.8 million and $1.9 million of non-cash royalty revenue, respectively. As of December 31, 2025, $1.7 million and $50.6 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
Akebia Therapeutics, Inc. | Form 10-K | Page 129

See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of December 31, 2025, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our consolidated balance sheet as of December 31, 2025, while others are considered future obligations. Our material cash requirements as of December 31, 2025, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Waltham Lease
In January 2026, we entered into the Waltham Lease. We intend to relocate our corporate headquarters to Waltham in September 2026.
See Note 18, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Waltham Lease.
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
Cyclerion Agreement
In June 2021, we entered into the Cyclerion Agreement, as amended in December 2024, under which we obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
Under the Cyclerion Agreement, as amended, Cyclerion is eligible to receive up to an additional aggregate of $197.5 million from us in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Q32 Purchase Agreement
Akebia Therapeutics, Inc. | Form 10-K | Page 130

On the APA Closing Date, we entered into the Q32 Purchase Agreement with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate known as ADX-097 (now referred to as AKB-097) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. AKB-097, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, in a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Q32 Purchase Agreement.
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
Other Third Party Contracts
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $82.6 million as of December 31, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Akebia Therapeutics, Inc. | Form 10-K | Page 131

Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Years ended December 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2025	2024
Operating activities	$67,992	$(40,659)
Investing activities	(7,926)	(33)
Financing activities	72,927	49,663
Net increase in cash, cash equivalents and restricted cash	$132,993	$8,971
Cash, cash equivalents and restricted cash — beginning of period	53,550	44,579
Cash, cash equivalents and restricted cash — end of period	$186,543	$53,550
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2025 was $68.0 million. Net cash provided by operating activities during the year ended December 31, 2025 consisted of a net loss of $5.3 million and net non-cash adjustments of $56.9 million, including non-cash interest expense of $21.8 million, a charge for the purchase of an in-process research and development, or IPR&D, asset of $12.8 million related to the Q32 Purchase Agreement and a reduction of $16.5 million in working capital.
Net cash used in operating activities during the year ended December 31, 2024 was $40.7 million. Net cash used in operating activities during the year ended December 31, 2024 consisted of a net loss of $69.4 million and non-cash adjustments of $68.4 million, including amortization of our intangible asset of $36.0 million, and a reduction of $39.7 million in working capital.
Investing Activities
Net cash used in investing activities was $7.9 million for the year ended December 31, 2025, which primarily consisted of the purchase of an IPR&D asset, including transaction costs, related to the Q32 Purchase Agreement.
Net cash used in investing activities was immaterial for the year ended December 31, 2024.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $72.9 million, which primarily consisted of proceeds of $10.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $66.4 million from the sale of common stock from our March 2025 underwritten public offering and under our ATM facility.
Net cash provided by financing activities for the year ended December 31, 2024 was $49.7 million, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $42.5 million from the sale of common stock under our ATM facility, partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 132

Product Revenue, Net
We recognize revenue on product sales when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.
The most significant estimate we are required to make is related to commercial and government rebates, chargebacks, discounts and fees (collectively considered variable consideration). Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration, which are described below. We track available information regarding changes, if any, to the payor mix for our products, to our contractual terms with third-party payors and to applicable governmental programs and regulations and levels of our products in the distribution channel. We adjust our estimated rebates based upon new information as it becomes available, including information regarding actual rebates for our products and forecasted customer buying and payment demands. Claims by third-party payors for government rebates are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. Our adjustments to revenue related to prior period sales have not been significant.
Further details on the variable consideration components or provisions include:
•Commercial Rebates—We contract with dialysis organizations, wholesale distributors and certain specialty pharmacy providers for the payment of rebates with respect to utilization of our products. We estimate commercial rebates based upon our customers' actual purchase level during the quarterly or annual rebate purchase period, and the corresponding contractual rebate tier we expect each customer to achieve. The provision for commercial rebates is recorded in accrued expenses and other current liabilities in our consolidated balance sheets.
•Trade Discounts and Allowances—Discounts that include incentive fees are explicitly stated in our contracts. In addition, we compensate (through trade discounts and allowances) our customers for sales order management, data and distribution services.
•Product Returns—Consistent with industry practice, subject to certain caps for certain customers, we generally offer customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient. We estimate the amount of our product sales that may be returned for credit by our customers. Product return provisions are estimated primarily based on our gross sales multiplied by an estimated return rate calculated using our historical actual rate of return for product sales as well as recent trends on lots still subject to the return window. In addition, certain customers are subject to an annual cap on returns of 2% of gross sales in any given year.
•Chargebacks and Discounts—Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. Provisions for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel at each reporting period end that we expect will be sold to qualified healthcare providers and chargebacks that customers have claimed but for which we have not yet issued a credit.
•Government Rebates—We are subject to discount obligations under state Medicaid programs and other government programs. We estimate Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
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
Overall, these provisions reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. Our calculation of the provisions, include estimates and judgments that
Akebia Therapeutics, Inc. | Form 10-K | Page 133

materially affect our recognition of net product revenues. Changes in our estimates of net product revenues could have a material effect on net product revenues recorded in the period in which we determine that change occurs.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash, cash equivalents and short-term marketable securities of $184.8 million and $51.9 million at December 31, 2025 and 2024, respectively, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.
Foreign Exchange Risk
We are exposed to market risk related to exchange rates. The majority of our revenues for the years ended December 31, 2025, 2024 and 2023 was received in U.S. dollars, including revenues we received from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen and the Euro, respectively. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen and the Euro against the U.S. dollar. During the years ended December 31, 2025, 2024 and 2023, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 134

Item 8. Financial Statements and Supplementary Data

Akebia Therapeutics, Inc. | Form 10-K | Page 135

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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

Akebia Therapeutics, Inc. | Form 10-K | Page 136

Product Revenue, Net
Description of the Matter
During the year ended December 31, 2025, the Company recorded net product revenue of $227.3 million. As described in Note 2 to the consolidated financial statements under the caption “Product Revenue, net”, revenue from product sales includes estimates of variable consideration for which provisions are established, including provisions for commercial rebates.

Auditing the Company’s accounting for variable consideration related to commercial rebates on product sales was especially challenging due to the varying contractual terms within each customer contract and because the amounts are material to the consolidated financial statements and related disclosures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the design and the operating effectiveness of internal controls over the Company’s process to determine provisions for commercial rebates on product sales. This included testing controls over the Company’s process to evaluate the contractual terms of contracts with customers, including evaluation of commercial rebates and determining the appropriate revenue recognition. We also tested the Company’s controls over evaluating the completeness and accuracy of the data used in the process.

To test the Company’s accounting for provisions for commercial rebates on product sales, our audit procedures included, among others, inspecting agreements with significant customers to validate the contractual terms of contracts with customers, including the identification of commercial rebates. We also tested the completeness and accuracy of the underlying data used in the calculations, including testing the mathematical accuracy of the Company’s calculations, and testing the accuracy of variable consideration by tracing key terms to the contracts with customers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
February 26, 2026
Akebia Therapeutics, Inc. | Form 10-K | Page 137

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$184,844	$51,870
Inventories	15,610	16,243
Accounts receivable, net	47,031	34,368
Prepaid expenses and other current assets	5,470	11,350
Total current assets	252,955	113,831
Property and equipment, net	1,222	2,200
Operating right-of-use assets	3,663	8,218
Goodwill	59,044	59,044
Other long-term assets	59,681	37,377
Total assets	$376,565	$220,670
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$21,185	$15,180
Accrued expenses and other current liabilities	121,716	63,460
Short-term deferred revenue	2,681	—
Working Capital Fund liability, current portion	17,356	2,274
Total current liabilities	162,938	80,914
Long-term operating lease liabilities	—	3,547
Long-term debt, net	48,250	38,693
Liability related to settlement royalties, net of current portion	54,750	46,697
Liability related to sale of future royalties, net of current portion	50,608	52,066
Working Capital Fund liability, net of current portion	22,606	38,013
Warrant liability	2,980	5,176
Other long-term liabilities	1,823	4,749
Total liabilities	343,955	269,855
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2025 and 2024; 265,424,818 and 224,848,992 shares issued and outstanding at December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	1,716,307	1,629,167
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,683,705)	(1,678,360)
Total stockholders' equity (deficit)	32,610	(49,185)
Total liabilities and stockholders' equity (deficit)	$376,565	$220,670
 The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 138

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Revenues:
Product revenue, net	$227,332	$152,180	$170,301
License, collaboration and other revenue	8,864	8,000	24,322
Total revenues	236,196	160,180	194,623
Cost of goods sold:
Cost of product and other revenue	39,462	27,135	38,107
Amortization of intangible asset	—	36,042	36,042
Total cost of goods sold	39,462	63,177	74,149
Operating expenses:
Research and development	62,359	37,652	63,079
Selling, general and administrative	107,480	106,545	100,233
License	3,396	3,220	3,237
Restructuring	—	58	181
Total operating expenses	173,235	147,475	166,730
Income (loss) from operations	23,499	(50,472)	(46,256)
Other income (expense):
Interest expense	(24,179)	(18,185)	(6,032)
Other income	58	94	887
Change in fair value of warrant liability	(3,099)	(330)	—
Loss on extinguishment of debt	—	(517)	—
Loss on termination of lease	—	—	(524)
Loss before income taxes	(3,721)	(69,410)	(51,925)
Income tax expense	(1,624)	—	—
Net loss	$(5,345)	$(69,410)	$(51,925)
Comprehensive loss	$(5,345)	$(69,410)	$(51,925)

Net loss per share:
Basic and diluted	$(0.02)	$(0.33)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	257,157,782	210,946,658	187,465,448

The accompanying notes are an integral part of these consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-K | Page 139

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Issuance of common stock, net of issuance costs	6,189,974	—	6,708	—	—	6,708
Proceeds from sale of stock under employee stock purchase plan	200,194	—	85	—	—	85
Stock-based compensation expense	—	—	9,317	—	—	9,317
Restricted stock unit vesting	4,054,407	—	—	—	—	—
Exercise of options	2,250	—	1	—	—	1
Net loss	—	—	—	—	(51,925)	(51,925)
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	27,532,942	—	42,495	—	—	42,495
Proceeds from sale of stock under employee stock purchase plan	189,732	—	153	—	—	153
Stock-based compensation expense	—	—	7,775	—	—	7,775
Restricted stock unit vesting	2,099,540	—	—	—	—	—
Exercise of options	444,239	—	386	—	—	386
Net loss	—	—	—	—	(69,410)	(69,410)
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Warrants exercised, cashless	1,408,588	—	7,494	—	—	7,494
Issuance of common stock, net of issuance costs	35,287,364	—	66,449	—	—	66,449
Proceeds from sale of stock under employee stock purchase plan	187,422	—	230	—	—	230
Stock-based compensation expense	—	—	11,283	—	—	11,283
Restricted stock unit vesting	2,486,599	—	—	—	—	—
Exercise of options	1,205,853	—	1,684	—	—	1,684
Net loss	—	—	—	—	(5,345)	(5,345)
Balance at December 31, 2025	265,424,818	$2	$1,716,307	$6	$(1,683,705)	$32,610

The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 140

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Akebia Therapeutics, Inc. | Form 10-K | Page 141

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating Activities:
Net loss	$(5,345)	$(69,410)	$(51,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,269	1,462	1,585
Amortization of intangible asset	—	36,042	36,042
Bad debt expense	1,479	876	—
Change in fair value of warrant liability	3,099	330	—
Non-cash royalty revenue related to sale of future royalties	(1,768)	(1,895)	(1,977)
Non-cash research and development expense	—	—	782
Non-cash interest expense	21,808	13,069	(2,228)
Non-cash operating lease expense	4,555	4,198	4,219
Non-cash loss on extinguishment of debt	—	294	—
Non-cash write-off on termination of lease	—	—	(825)
Charge for purchase of IPR&D asset	12,807	—	—
Write-down of inventory	2,505	4,208	1,580
Change in excess inventory purchase commitments	—	2,068	1,533
Stock-based compensation expense	11,283	7,775	9,317
Gain on the sale of property and equipment	(172)	—	—
Change in fair value of embedded debt derivative	—	—	(760)
Changes in operating assets and liabilities:
Accounts receivable	(14,142)	4,046	994
Inventory	(23,125)	(28,401)	(2,542)
Prepaid expenses and other current assets	7,579	8,893	11,839
Other long-term assets	(2,622)	622	(1,361)
Accounts payable	3,082	(1,364)	(5,244)
Accrued expense and other current liabilities	48,530	(12,777)	(10,021)
Operating lease liabilities	(5,399)	(4,491)	(4,963)
Deferred revenue	2,681	—	(3,738)
Other long-term liabilities	(112)	(6,204)	(5,691)
Net cash provided by (used in) operating activities	67,992	(40,659)	(23,384)
Investing Activities:
Purchase of equipment	(291)	(33)	—
Proceeds from the sale of property and equipment	172	—	—
Purchase of IPR&D asset, including transaction costs	(7,807)	—	—
Net cash used in investing activities	(7,926)	(33)	—
Financing Activities:
Proceeds from the issuance of debt	10,000	45,000	—
Payments of issuance costs related to BlackRock Credit Agreement	(63)	(1,272)	—
Proceeds from the issuance of common stock, net of issuance costs	66,449	42,495	6,708
Proceeds from the sale of stock under employee stock purchase plan	230	154	85
Proceeds from the exercise of common stock options	1,684	385	1
Repayment of WCF liability	(1,146)	—	—
Repayment of liability related to settlement royalties	(3,765)	—	—
Repayment of term debt	(462)	(37,099)	(32,000)
Net cash provided by (used in) financing activities	72,927	49,663	(25,206)
Increase (decrease) in cash, cash equivalents and restricted cash	132,993	8,971	(48,590)
Cash, cash equivalents and restricted cash at beginning of the period	53,550	44,579	93,169
Cash, cash equivalents and restricted cash at end of the period	$186,543	$53,550	$44,579

Supplemental cash flow information
Issuance of warrants in connection with BlackRock Credit Agreement	$2,199	$4,846	$—
Cashless exercise of warrants in connection with BlackRock Credit Agreement	7,494	—	—
Purchase of IPR&D asset included in accrued expenses and other current liabilities	5,000	—	—
Cash paid for interest	6,080	5,035	6,059
Akebia Therapeutics, Inc. | Form 10-K | Page 142

The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 143

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
Since its inception, the Company has devoted most of its resources to research and development, or R&D, including its preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. The Company's mid-stage rare kidney disease pipeline assets, praliciguat and AKB-097, are being evaluated to target areas of unmet need. The Company's early-stage pipeline assets include AKB-9090 and AKB-10108, which are HIF molecules. In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage its fully integrated team.
As of December 31, 2025, the Company had cash and cash equivalents of approximately $184.8 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan through at least twelve months from the filing of this Annual Report on Form 10-K, or Form 10-K. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, including if the Company does not achieve its future anticipated Vafseo revenue projections, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 144

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
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, classification of the expenses, assets and liabilities and the disclosure of contingent assets and liabilities as of and during the reported period. On an ongoing basis, management evaluates its estimates. Management bases its estimates and assumptions on historical experience when available and on various factors, including expected business and operational changes, sensitivity and volatility associated with the assumption that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. In certain circumstances, management must apply significant judgment in this process. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management selects an amount that falls within that range of reasonable estimates. Although, the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known.
Significant estimates and judgments reflected in these consolidated financial statements include, but are not limited to: accrued expenses, other long-term liabilities, a liability related to settlement royalties, revenues, including various rebates, returns and provisions related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of December 31, 2025, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in "prepaid expenses and other current assets" in the consolidated balance sheet as of December 31, 2025 and in “other long-term assets” in the consolidated balance sheet as of December 31, 2024.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:

	December 31,
Reconciliation of cash, cash equivalents and restricted cash (in thousands)	2025	2024	2023
Cash and cash equivalents	$184,844	$51,870	$42,925
Restricted cash	1,699	1,680	1,654
Total cash, cash equivalents and restricted cash	$186,543	$53,550	$44,579
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
Akebia Therapeutics, Inc. | Form 10-K | Page 145

•Level 3 – unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Accounts Receivable
The Company’s accounts receivable represent amounts due to the Company from product sales and from its collaboration, license and other agreements. Royalties that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from the Company's customers, net of allowances for customer discounts and chargebacks. The Company deducts trade allowances for prompt payment, among other certain discounts or chargebacks, from its accounts receivable based on its experience that the Company’s customers will earn these discounts and fees.
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $2.7 million and $1.2 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$1,212	$1,029	$1,106
Provision for bad debts	1,479	877	(77)
Recoveries/(write-offs)	—	(695)	—
Ending balance	$2,691	$1,212	$1,029
Gross revenues and accounts receivable from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	% of Total Gross Revenues
	Years Ended December 31,
Customer	2025	2024	2023
Fresenius Medical Care Rx	30%	48%	40%
U.S. Renal Care	29%	*	*
DaVita, Inc.	25%	*	*
Cencora, Inc.	*	19%	21%
McKesson Corporation	*	12%	11%
Cardinal Health, Inc.	*	*	10%

Akebia Therapeutics, Inc. | Form 10-K | Page 146

	% of Gross Accounts Receivable
	December 31,
Customer	2025	2024
U.S. Renal Care	42%	*
DaVita, Inc.	29%	16%
Fresenius Medical Care Rx	*	42%
Cencora, Inc.	*	13%
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
Akebia Therapeutics, Inc. | Form 10-K | Page 147

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
The Company did not recognize any impairment losses on long-lived assets for the years ended December 31, 2025, 2024 and 2023.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 148

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
Warrant Liability
The Company accounts for the warrant liability under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The warrant liability is measured at fair value each reporting period and when a warrant is exercised, with changes in fair value presented within the consolidated statements of operations and comprehensive loss. See Note 7, Indebtedness, for more information.
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
(iii)determine the transaction price;
Akebia Therapeutics, Inc. | Form 10-K | Page 149

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
Product Revenue, Net
The Company recognizes product revenues on sales of Auryxia and Vafseo primarily attributable to a limited number of customers, including dialysis organizations, wholesale distributors, certain specialty pharmacy providers and its authorized generic distribution partner, in the U.S., which accounts for the largest portion of the Company's total revenue. These customers resell the Company’s product to health care providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. The Company’s payment terms are consistent with prevailing practice in the respective markets in which the Company does business. Most of the Company’s customers make payments based on contract terms, which are not affected by contingent events that could impact the transaction price. Payment terms fall within the one-year guidance for the practical expedient, which allows the Company to forgo adjustment of the contractual payment amount of consideration for the effects of a significant financing component.
The Company recognizes revenue on product sales when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon receipt of the product by the Company's customer. The Company expenses incremental costs of obtaining a contract, such as sales commissions, as and when incurred, if the expected amortization period of the asset that it would have recognized is one year or less. Sales commissions are recorded in selling, general and administrative expense in the statements of operations and comprehensive loss.
Revenue from product sales is recorded at the net sales price, or Transaction Price, which includes estimates of variable consideration for which provisions are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. When appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The amount of variable consideration that is included in the Transaction Price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The provisions are classified as reductions to accounts receivable, net of payable, if the trade discount and/or allowance will be credited to the customer or accrued expenses and other current liabilities or other long-term liabilities, if payable to a third-party in the consolidated balance sheets.
Commercial Rebates—The Company contracts with dialysis organizations, wholesale distributors and certain specialty pharmacy providers for the payment of rebates with respect to utilization of Auryxia and Vafseo. The Company estimates commercial rebates based upon customers' actual purchase level during the quarterly or annual rebate purchase period, and the corresponding contractual rebate tier each customer is expected to achieve. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an accrued liability.
Trade Discounts and Allowances—The Company generally provides customers with prompt pay discounts and pays fees for sales order management, data and distribution services, which are explicitly stated in its contracts. Trade discounts and allowances are recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss in the period the related product revenue is recognized. The Company estimates that, based on its
Akebia Therapeutics, Inc. | Form 10-K | Page 150

experience, its customers will earn these discounts and fees, and the Company will deduct the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.
Product Returns—Consistent with industry practice, subject to certain caps for certain customers, the Company generally offers customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer or is subject to a recall. This right of return generally lapses once the product is provided to a patient or generally, if the bottle has been opened. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return provision using its own historical return information as well as recent trends on lots still subject to the return window. In addition, certain customers are subject to an annual cap on returns of 2% of gross sales in any given year.
Provider Chargebacks and Discounts—Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These provisions are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s resale of the product. Provisions for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel at each reporting period end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed but for which the Company has not yet issued a credit.
Government Rebates—The Company is subject to discount obligations under state Medicaid programs and other government programs. The Company estimates its Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These provisions are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 151

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
Cost of Product and Other Revenue
Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial products, including costs paid to the Company's contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, routine testing costs, routine ongoing efforts to improve existing commercial products, reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap,
Akebia Therapeutics, Inc. | Form 10-K | Page 152

changes in firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. In addition, cost of product and other revenue includes the amortization of development product rights for the Auryxia intangible asset. The Company also includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Further, the Company includes in cost of product and other revenue costs to manufacture drug product provided to customers for which it has a license agreement or authorized generic distribution and supply agreement. Cost of goods sold for a newly launched product may not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold.
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
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development and human resource functions. Other SG&A expenses include costs for marketing initiatives for the Company's commercial products, market research and analysis on the Company's commercial products and potential product candidates, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities. Costs associated with advertising are expensed in the period incurred and are included in selling, general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, advertising expenses totaled $7.6 million, $4.6 million and $1.0 million, respectively.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Such amounts incurred are classified as SG&A expenses in the accompanying consolidated statements of operations and comprehensive loss.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 153

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
For market-based awards, the Company recognizes expense on a straight-line basis over the requisite service period, regardless of whether the market condition has been satisfied. Market-based performance stock unit awards vest upon the achievement of the performance target. Forfeitures are accounted for as incurred. The Company estimates the fair value of these awards as of the grant date using a Monte Carlo simulation that incorporates option-pricing inputs. This simulation covers the period from the grant date through the end of the derived requisite service period. Volatility as of the grant date is estimated based on historical daily volatility of the Company's common stock over a period of time, which is equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury Note rate, as of the week the award is issued, with a duration that most closely resembles the expected term of the award.
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2025, 2024 and 2023 are classified as non-current within the income tax provision. See Note 15, Income Taxes, for further information.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2025, 2024 and 2023, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Business Combinations and Asset Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create
Akebia Therapeutics, Inc. | Form 10-K | Page 154

outputs which would meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. In-process research and development, or IPR&D, projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.
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
New Accounting Pronouncements - Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for the annual reporting periods in fiscal years beginning after December 15, 2024. See Note 15, Income Taxes, for further information.
New Accounting Pronouncements - Not Yet Adopted
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
Akebia Therapeutics, Inc. | Form 10-K | Page 155

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
3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$172,689	$—	$—	$172,689
Long-term liability:
Warrant liability	$—	$2,980	—	$2,980

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Long-term liability:
Warrant liability	$—	$5,176	—	$5,176
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
4.INVENTORIES
Inventories consists of the following (in thousands):

	December 31,
Inventories, current:	2025	2024
Work-in-process	$12,651	$12,031
Finished goods	2,959	4,212
Inventories, current	$15,610	$16,243
Long-term inventories included in other long-term assets:
Raw materials	50	381
Work-in-process	57,290	34,572
Finished goods	1,789	—
Inventories, long-term	59,129	34,953
Total inventories	$74,739	$51,196
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the consolidated statements of operations and comprehensive loss was $2.5 million, $4.2 million and $1.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company realized $12.3 million and $4.3 million, respectively, of lower cost of product and other revenue due to the Company's ability to sell inventory previously written down to zero, its then net realizable value.
Akebia Therapeutics, Inc. | Form 10-K | Page 156

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
Goodwill
As of December 31, 2025 and 2024, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx Biopharmaceuticals, Inc., or Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

	December 31,
Description	2025	2024
Prepaid manufacturing	—	4,029
Restricted cash	1,699	—
Other	3,771	7,321
Total prepaid expenses and other current assets	5,470	11,350
Prepaid manufacturing expenses include advance payments to contract manufacturing organizations, or CMOs, for APIs or drug substance. Such amounts are reclassified to work-in-process inventory upon the quality release of the batches and transfer of title to the Company from the CMO.
Other prepaid expenses and other current assets, among other things, include capitalized implementation costs, prepaid insurance and prepaid information technology costs.
Other long-term assets are as follows (in thousands):

	December 31,
Description	2025	2024
Long-term inventories	$59,129	$34,953
Restricted cash	—	1,680
Other	552	744
Total other long-term assets	$59,681	$37,377
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 157

	December 31,
Description	2025	2024
Product revenue allowances	$7,916	$9,657
Product rebates	64,674	6,070
Product return provisions, current portion	2,375	5,295
Compensation and related benefits	11,018	9,194
Operating lease liabilities, current portion	3,548	5,400
Royalties due to Panion & BF Biotech, Inc.	3,924	3,543
Liability related to sale of future royalties, current portion	1,664	2,039
Professional fees	1,597	1,452
Accrued manufacturing costs	1,808	1,468
BioVectra, Inc. termination fees, current portion	—	7,204
Settlement royalties liability, current portion	12,516	5,924
Clinical trial costs	1,188	1,885
Restructuring costs, current portion	—	489
Payments due to Q32	5,000	—
Other	4,488	3,840
Total accrued expenses and other current liabilities	$121,716	$63,460
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans (as defined below); (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date; and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively the Term Loans.
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of December 31, 2025, the Company's interest rate was 11.00%. During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $8.4 million and $7.1 million, respectively.
During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of
Akebia Therapeutics, Inc. | Form 10-K | Page 158

2.0% of such overdue sum. The Term Loan Facility also includes transaction fees ranging from 1.00% to 1.25% of the draw down amount as well as exit fees of 0.75% of the amount funded to the relevant tranche.
If the Company prepays the outstanding loan prior to maturity, it will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid.
As of December 31, 2025, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Years ended December 31,	Amounts
2026	—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	52,439
Less: unamortized discount and issuance costs	(4,189)
Total term loans	$48,250
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
Warrant
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, or the Initial Warrant. On the Tranche C Closing Date, the Company issued the Warrant Holder an additional warrant to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30, or the Tranche C Warrant. Each warrant is exercisable for eight years from the date of issuance.
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. A cashless exercise allows the Warrant Holder to convert the warrants into shares of the Company's common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. On July 23, 2025, as a result of the cashless exercise, the Company issued 1,408,588 shares of common stock to the Warrant Holder under the Initial Warrant.
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each reporting period and when a warrant is exercised, with the changes in fair value presented within the consolidated statements of operations and comprehensive loss. The fair value of the warrant liability was $3.0 million and $5.2 million as of December 31, 2025 and 2024, respectively. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 159

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
Pursuant to the terms of the Vifor Termination Agreement, the Company will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of the Company’s net sales of Vafseo up to $450.0 million to mid-single digit percentage of the Company’s net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by the Company to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, the Company has the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that the Company will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of the Company’s net sales of Vafseo up to $450.0 million in the U.S. during a calendar
Akebia Therapeutics, Inc. | Form 10-K | Page 160

year in lieu of the above Settlement Royalty Payments. If the Company exercises the Royalty Buy-Down Option, the WCF Royalty Payments, as described below, will continue as described above.
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
The annual effective interest rate as of December 31, 2025 was 22.3% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $18.4 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively, related to the settlement royalties liability. As of December 31, 2025 and 2024, the balances related to the settlement royalties liability were as follows (in thousands):

	December 31,
Description	2025	2024
Current portion (included in accrued expenses and other current liabilities)	$12,516	$5,924
Long-term portion	54,750	46,697
Total settlement royalties liability	$67,266	$52,621

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
The discount on the Working Capital Fund liability is being amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is being amortized to interest income on a straight-line basis over the WCF
Akebia Therapeutics, Inc. | Form 10-K | Page 161

Royalty Term. The amortization of the discount was $4.7 million, $3.8 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The amortization of the deferred gain was $3.9 million, $3.6 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, the balances related to the Working Capital Fund liability were as follows (in thousands):

	December 31,
Description	2025	2024
Current portion	$17,356	$2,274
Long-term portion	22,606	38,013
Total Working Capital Fund liability	$39,962	$40,287
Liability Related to Sale of Future Royalties
In February 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the TPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the Company's Collaboration Agreement, or the TPC Agreement, with Tanabe Pharma Corporation, or TPC. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company.
The Company retains the right to receive all potential future regulatory milestones for Vafseo under the TPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of December 31, 2025 was 0% and, therefore the Company did not recognize any non-cash interest expense in the consolidated statements of operations and comprehensive loss. As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the TPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the consolidated statements of operations and comprehensive loss.
During the years ended December 31, 2025, 2024 and 2023, the Company paid $1.8 million, $2.0 million and $2.0 million of royalties to HCR, respectively. As of December 31, 2025 and 2024, the balances related to the liability related to the sale of future royalties were as follows (in thousands):

	December 31,
Description	2025	2024
Current portion (included in accrued expenses and other current liabilities)	$1,664	$2,039
Long-term portion	50,608	52,066
Total liability related to sale of future royalties	$52,272	$54,105
The Royalty Agreement requires the Company to take certain actions, including actions with respect to the Royalty Interest Payments, the TPC Agreement, and the Company's intellectual property. The Royalty Agreement also contains certain representations and warranties, covenants, indemnification obligations, events of default and other provisions that are customary for a royalty monetization transaction of this nature. In addition, the Company granted HCR a precautionary security interest in connection with the Royalty Interest Payments.
9.     LEASES
Akebia Therapeutics, Inc. | Form 10-K | Page 162

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
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals were not reasonably certain. The Cambridge Lease does not contain residual value guarantees. The components of lease right-of-use assets and lease liabilities are included in the consolidated balance sheets. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842, Leases, or the effective date of any subsequent lease term extensions. As of December 31, 2025, the remaining lease term for the Cambridge Lease was 0.70 years.
Operating lease costs were $5.0 million for each of the years ended December 31, 2025 and 2024 and $5.7 million for the year ended December 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities were $5.8 million, $5.7 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the Company's consolidated balance sheet as of December 31, 2025 and in other long-term assets in the Company's consolidated balance sheet as of December 31, 2024.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or the Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company recorded no rental income for each of the years ended December 31, 2025 and 2024 and $0.3 million in rental income as other income in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.
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
Future Lease Commitments
Future commitments under the non-cancelable Cambridge Lease are as follows (in thousands):

Operating Lease
2026	$3,613
Less: present value adjustment	(65)
Current operating lease liabilities	$3,548
See Note 18, Subsequent Events, for information regarding the Waltham Lease (as defined below).
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to
Akebia Therapeutics, Inc. | Form 10-K | Page 163

purchase a minimum quantity of drug substance of Auryxia, annually at a predetermined price. As of December 31, 2025, the Company had a minimum total commitment of approximately $0.8 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceed the current forecast, including review of assumptions of expected future demand and expiry of inventory. The excess firm purchase commitment liability was $0.8 million and $3.6 million as of December 31, 2025 and 2024, respectively. The Company did not record a charge to cost of product and other revenue related to the change in the excess firm purchase commitment liability during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company recorded $2.1 million and $1.5 million, respectively, to costs of product and other revenue related to the change in the excess firm purchase commitment liability.
Patheon Manufacturing
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon agreed to manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2023, with the agreement renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of December 31, 2025, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of December 31, 2025, the Company has committed to purchase $69.2 million of Vafseo drug substance from WuXi STA through the end of 2027, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of December 31, 2025, the Company has committed to purchase $1.8 million of Vafseo drug product from WuXi STA through the first half of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
Esteve - Assigned Supply Agreement
On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement, under which Esteve would manufacture Vafseo drug substance for commercial use under a volume-based pricing structure. On December 16, 2022, the Company, TPC and Esteve executed the Esteve Assignment Agreement, pursuant to which the Esteve Agreement was assigned to TPC. The Esteve Assignment Agreement transferred the rights and obligations of the Esteve Agreement to TPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve.
As of December 31, 2025, the Company has no minimum commitments with Esteve, however, the Company may have future obligations with Esteve.
BioVectra - Former Manufacturing and Unconditional Purchase Commitments
Under the Manufacture and Supply Agreement with BioVectra, Inc., or BioVectra, and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum
Akebia Therapeutics, Inc. | Form 10-K | Page 164

quantities of Auryxia drug substance annually at predetermined prices as well as reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance.
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024 and were completed in July 2025, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recorded in cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees in the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance was amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.3 million, $1.6 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $11.3 million, $9.1 million and $10.0 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
Cyclerion Agreement
In June 2021, the Company entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, under which the Company obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
Akebia Therapeutics, Inc. | Form 10-K | Page 165

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
Under the Cyclerion Agreement, as amended, Cyclerion is eligible to receive up to an additional aggregate of $197.5 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. In December 2025, the Company incurred a $1.0 million development milestone in connection with the initiation of a Phase 2 clinical trial for praliciguat in the U.S., which was charged to research and development expense during the year ended December 31, 2025. The $1.0 million development milestone payment is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2025. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Q32 Agreement
On November 28, 2025, or the APA Closing Date, the Company entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc, or together, Q32, pursuant to which Q32 sold and assigned to the Company, and the Company purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate known as ADX-097 (now referred to as AKB-097) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. AKB-097, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, is a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, the Company (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The Company did not acquire any outputs and there was not an acquired substantive process in place to create outputs. The total purchase consideration of $12.8 million was composed of the $7.0 million upfront payment, the $3.0 million additional upfront payment, the $2.0 million development milestone payment and $0.8 million of direct transaction costs. The only contingency as it relates to the $2.0 million milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026 is the passage of time.
Akebia Therapeutics, Inc. | Form 10-K | Page 166

The fair value was allocated to IPR&D assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $12.8 million related to acquired IPR&D expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The $3.0 million additional upfront payment and the $2.0 million development milestone payment are included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025.
Other Third Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $82.6 million at December 31, 2025. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the years ended December 31, 2025, 2024 and 2023, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of December 31, 2025. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND PROVISIONS FOR VARIABLE CONSIDERATION
Until Vafseo's market entry in January 2025, the Company’s only source of product revenue was from the U.S. sales of Auryxia. The following table presents net product revenue for Vafseo and Auryxia (in thousands):

	Years Ended December 31,
Product	2025	2024	2023
Vafseo	$45,790	$—	$—
Auryxia(1)	181,542	152,180	170,301
Total product revenues	$227,332	$152,180	$170,301
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, during the year ended December 31, 2025.
The following table presents changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Distributor (in thousands):

	Year Ended December 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$12,006	$(11,812)	$194
Contract liabilities:
Deferred revenue	$—	$10,675	$(7,994)	$2,681
Akebia Therapeutics, Inc. | Form 10-K | Page 167

Product revenue allowance and provision categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Provisions related to sales in current year	11,138	79,648	6,181	$96,967
Adjustments related to prior year sales	(304)	(1,506)	1,648	$(162)
Credits/payments made	(10,486)	(81,403)	(11,836)	$(103,725)
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	9,225	44,914	4,862	59,001
Adjustments related to prior year sales	(94)	(2,056)	(540)	(2,690)
Credits/payments made	(9,302)	(50,123)	(4,796)	(64,221)
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	4,051	81,019	634	85,704
Adjustments related to prior year sales	69	143	(1,631)	(1,419)
Credits/payments made	(4,403)	(24,299)	(2,094)	(30,796)
Balance at December 31, 2025	$1,153	$72,589	$3,351	$77,093
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
Accounts receivable, net related to product sales was approximately $44.4 million and $32.4 million as of December 31, 2025 and 2024, respectively.
12. LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):

		Years Ended December 31,
Entity	Description	2025	2024	2023
Medice	License and Product Supply of Vafseo in EU	$411	$22	$10,968
TPC, formerly known as Mitsubishi Tanabe Pharma	License and Product Supply of Vafseo in Japan	2,794	2,612	5,735
JT and Torii	License and royalties related to the sale of Riona in Japan	5,659	5,366	5,394
Otsuka	Terminated U.S. and International Agreements	—	—	2,225
Total License, Collaboration and Other Revenue		$8,864	$8,000	$24,322
Akebia Therapeutics, Inc. | Form 10-K | Page 168

The following table presents changes in the Company’s contract assets and liabilities related to license, collaboration and other revenue agreements (in thousands):

	Year Ended December 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$2,010	$8,894	$(8,513)	$2,391
Contract liability:
Deferred revenue	$—	$—	$—	$—

	Year Ended December 31, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,333	$8,562	$(9,885)	$2,010
Contract liabilities:
Deferred revenue (long-term)(2)	$43,296	$—	$(43,296)	$—
(1)Excludes accounts receivable from product sales of Auryxia and Vafseo which are included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.
(2)See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Years Ended December 31,
Revenue Recognized in the Period from:	2025	2024	2023
Deferred revenue - beginning of the period	$—	$—	$3,738
During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized no revenue from performance obligations satisfied in previous periods.
Medice License Agreement
On May 24, 2023, or the Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with CKD in the EEA, the UK, Switzerland and Australia, or collectively, the Medice Territory.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 169

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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was included in prepaid expenses and other current assets as of December 31, 2024 in the consolidated balance sheet. The $1.4 million was received during the year ended December 31, 2025.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.1 million in revenue from Medice royalties, immaterial revenue from Medice royalties and no revenue from Medice royalties, respectively. As of December 31, 2025, there were $0.1 million contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
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
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company supplies Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company recognized $0.3 million of revenue under the Medice Supply Agreement during the year ended December 31, 2025. The Company did not recognize any revenue under the Medice Supply Agreement during the years ended December 31, 2024 or 2023. As of December 31, 2025, there were $0.3 million accounts receivable and no contract assets, payables or deferred revenue in connection with the Medice Supply Agreement.
Supply of Drug Substance to Medice
On November 12, 2025, the Company and Medice entered into Amendment #1 to the License Agreement, or the Medice Amendment. Pursuant to the Medice Amendment, the Company agreed to supply vadadustat drug substance to Medice pursuant to the terms of a supply agreement dated concurrently with the Medice Amendment and granted Medice the right to manufacture Vafseo tablets using the vadadustat drug substance to be supplied by the Company. In addition, the Medice Amendment provides that any know-how or patent rights arising out of Medice’s manufacture of Vafseo tablets will be owned by the Company.
Akebia Therapeutics, Inc. | Form 10-K | Page 170

The Company did not recognize any revenue related to the supply of vadadustat drug substance to Medice during the years ended December 31, 2025, 2024 or 2023.
TPC Collaboration Agreement
On December 11, 2015, the Company and TPC entered into the TPC Agreement, providing TPC with exclusive development and commercialization rights to Vafseo in the TPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies Vafseo to TPC for both clinical and commercial use in the TPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the TPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Unless earlier terminated, the TPC Agreement will continue in effect on a country-by-country basis until the later of the following: expiration of the last-to-expire patent covering Vafseo in such country in the TPC Territory; expiration of marketing or regulatory exclusivity in such country in the TPC Territory; or ten years after the first commercial sale of Vafseo in such country in the TPC Territory. TPC may terminate the TPC Agreement upon twelve months’ notice at any time after the second anniversary of the effective date of the TPC Agreement. Either party may terminate the TPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.
Under the TPC Agreement, TPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. The Company has received $10.0 million in development milestone payments. Of the $40.0 million in regulatory milestone payments the Company is eligible for, the Company received $10.0 million in relation to the Japanese NDA filing in the third quarter of 2019 and $15.0 million following regulatory approval of Vafseo in Japan in the third quarter of 2020. The Company is also entitled to receive up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the TPC Agreement, TPC made a $20.0 million upfront payment as well as a $20.5 million payment for Phase 2 studies in Japanese patients completed by the Company and reimbursed by TPC. Additionally, the Company is entitled to receive tiered royalty payments ranging from 13% to 20% of annual net sales of Vafseo in the TPC Territory, subject to reduction in certain circumstances.
The Company evaluated the elements of the TPC Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, TPC, is a customer. The Company identified two performance obligations in connection with its material promises under the TPC Agreement as follows: (i) License, Research and Clinical Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation.
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to TPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $8.7 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2025, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the TPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from TPC royalties in the period in which the sales occur. The Company recognized revenue from TPC royalties of $1.8 million, $1.9 million and $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the TPC Agreement, subject to certain caps and other conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information. The revenue is classified as collaboration, license and other revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the TPC Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 171

Supply of Drug Product to TPC
On July 15, 2020, the Company and TPC entered into a supply agreement, or the TPC Supply Agreement, under which the Company supplies Vafseo drug product to TPC for commercial use in Japan and certain other Asian countries, as contemplated by the TPC Agreement. The term of the TPC Supply Agreement extends throughout the term of the TPC Agreement, and the termination provisions of the TPC Agreement govern termination of the TPC Supply Agreement.
On December 16, 2022, the Company, TPC and Esteve executed an Assignment of Supply Agreement, or the Esteve Assignment Agreement, pursuant to which the rights and obligations of the Company under the Esteve Agreement were transferred to TPC. The Company has no further obligation to take delivery of, or pay for, product delivered by Esteve except as disclosed in Note 10, Commitments and Contingencies.
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to TPC and delivery has occurred and TPC has accepted the product. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.0 million, $0.7 million and $3.7 million of revenue, respectively, under the TPC Supply Agreement. As of December 31, 2025, there were no accounts receivable, deferred revenue or other current liabilities relating to the TPC Supply Agreement.
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
During the years ended December 31, 2025, 2024 and 2023, the Company recognized license revenue of $5.7 million, $5.4 million and $5.4 million related to royalties earned on net sales of Riona in Japan, respectively. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded. As of December 31, 2025, there was $1.5 million in accounts receivables relating to the JT and Torii Sublicense Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 172

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
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of December 31, 2025, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 265,424,818 and 224,848,992 shares were issued and outstanding at December 31, 2025 and 2024, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding at December 31, 2025 and 2024.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or the ATM, sales agreement, or the Original Sales Agreement, with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company could offer and sell from time to time up to $26.0 million of shares of its common stock at current market prices. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program for gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During the year ended December 31, 2024, the Company sold 13,261,311 shares of its common stock under this program with gross proceeds of $19.2 million, ($18.7 million, net of offering expenses).
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2024, the Company sold 14,271,631 shares of its common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). During the year ended December 31, 2025, the Company sold 9,437,364 shares of its common stock under this program with gross proceeds of $18.7 million ($18.4 million, net of offering expenses).
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

Net proceeds from the Offering were $46.5 million, after deducting underwriting discounts and commissions and offering expenses and net proceeds from the Offering of the Additional Shares were $1.6 million, after deducting underwriting discounts and commissions and offering expenses.
Akebia Therapeutics, Inc. | Form 10-K | Page 173

Unregistered Common Stock
In connection with the Vifor License Agreement, CSL Vifor owns 7,571,429 shares of common stock that are unregistered under the Securities Act. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Warrants to Purchase Common Stock
In connection with the BlackRock Credit Agreement, described in more detail in Note 7, Indebtedness, the Company issued a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, the Company issued additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance. The warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act. Accordingly, the holder thereof may only sell common stock issued upon exercise of such warrants pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.
On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of the Company's common stock under the Initial Warrant on a cashless basis at an exercise price per share of $1.30. The cashless exercise allowed the Warrant Holder to convert the warrants into shares of the Company's common stock without the need for a cash payment. Instead of paying cash upon exercise, the Warrant Holder received a reduced number of shares based on a predetermined formula. On July 23, 2025, as a result of the cashless exercise, the Company issued 1,408,588 shares of common stock to the Warrant Holder under the Initial Warrant.
14.STOCK-BASED COMPENSATION AND EMPLOYEE RETIREMENT PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $11.3 million, $7.8 million and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			December 31, 2025		December 31, 2024
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Common stock options and RSUs	148,860	—	163,765	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan) (replaces 2008 Plan)	Employees, directors, consultants and advisors	Common stock options, RSUs, SARs and performance awards	8,412,898	—	11,559,708	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (the 2023 Plan) (replaces 2014 Plan)	Employees, officers, directors, consultants and advisors	Common stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	15,913,729	24,723,655	10,390,642	11,340,648
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
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,050,525 options outstanding under the 2014 Plan and 3,034,085 options outstanding under the 2023 Plan as of December 31, 2025 and 1,151,127 options outstanding under the 2014 Plan and 2,534,775 options outstanding under the 2023 Plan as of December 31, 2024.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Akebia Therapeutics, Inc. | Form 10-K | Page 174

Common Stock Options and Stock Appreciation Rights
During the year ended December 31, 2025, the Company granted 3,634,300 options to employees and 375,200 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2025, the Company granted 1,454,477 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,152,477 options remained outstanding at December 31, 2025.
The Company grants annual service-based stock options to employees and directors and granted SARs to certain executives under the 2023 Plan and previously granted options under the 2014 Plan. In addition, the Company issues common stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process.
Finally, the Company periodically grants performance-based stock options which generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones.
The combined stock option activity for the year ended December 31, 2025, is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
Granted	5,464,077	$2.48
Exercised	(1,205,853)	$1.40
Expired	(1,165,336)	$8.67
Canceled and forfeited	(1,624,955)	$1.99
Outstanding at December 31, 2025	18,152,258	$2.85	6.97 years	$3,690
Exercisable at December 31, 2025	9,819,097	$3.56	5.59 years	$2,624
Vested and expected to vest at December 31, 2025	18,152,258	$2.85	6.97 years	$3,690
The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $1.8 million and $0.4 million, respectively. There was immaterial intrinsic value of options exercised during the year ended December 31, 2023, as the value of options exercised in 2023 was immaterial. The fair value of options that vested during the years ended December 31, 2025, 2024 and 2023 was $4.3 million, $3.7 million and $6.4 million, respectively. As of December 31, 2025, there was approximately $11.2 million of unrecognized compensation cost related to common stock options outstanding under the Company’s 2023 Plan or the 2014 Plan or made pursuant to the Company's inducement award program, which is expected to be recognized over a weighted average period of 2.64 years.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 175

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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,321,423	$0.95	4,108,367	$1.59
Granted	—	$0.00	4,492,000	$2.31
Vested	(849,701)	$1.06	(1,636,898)	$1.55
Forfeited and canceled	(141,100)	$0.98	(970,862)	$1.89
Unvested as of December 31, 2025	330,622	$0.63	5,992,607	$2.09
The total fair value of RSUs and PSUs that vested during 2025, 2024 and 2023 (measured on the date of vesting) was $3.4 million, $3.2 million and $8.4 million, respectively. As of December 31, 2025, there was approximately $7.7 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.73 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of December 31, 2025 and 2024, a total of 4,260,647 and 4,448,069 shares of the Company's common stock were available for future issuance under the ESPP, respectively. The Company issued 187,422 shares during the year ended December 31, 2025.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Years ended December 31,
Common Stock Options	2025			2024			2023
Risk-free interest rate	3.67%	-	4.38%	3.60%	-	4.66%	3.54%	-	4.81%
Expected volatility	111.61%	-	123.58%	109.98%	-	119.81%	100.97%	-	111.71%
Expected term (years)	5.51	-	6.25	5.51	-	6.25	5.51	-	6.25
Expected dividend yield	—%			—%			—%
Weighted average grant date fair value	$2.14			$1.36			$0.69
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 176

	Years ended December 31,
	2025	2024	2023
Cost of goods sold	$683	$399	267
Research and development	2,120	1,498	1,964
Selling, general and administrative	8,480	5,840	6,456
Restructuring	—	38	630
Total	$11,283	$7,775	$9,317

Stock-based compensation by type of award was as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Stock options	$5,356	$4,036	$5,310
Restricted stock units	5,214	3,655	3,637
Performance RSUs	545	—	297
Employee stock purchase plan	168	84	73
Total	$11,283	$7,775	$9,317
 Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code, or IRC. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.9 million, $1.7 million and $1.7 million were made during the years ended December 31, 2025, 2024 and 2023, respectively.
15.INCOME TAXES
Income before provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(3,721)	$(69,410)	$(51,925)
Foreign	—	—	—
Income (loss) before taxes	$(3,721)	$(69,410)	$(51,925)
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. The components of provision for income taxes for all periods presented were as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 177

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	1,624	—	—
Foreign	—	—	—
Total current	1,624	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income taxes	$1,624	$—	$—
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(In thousands)	Percent
U.S. federal statutory tax rate	$(781)	21.0%
State and local income taxes, net of federal income tax effect(1)	1,283	(34.5)
Tax credits
Research and development tax credits	(988)	26.6
Changes in valuation allowances	(533)	14.3
Nontaxable or nondeductible items
Meals & entertainment	165	(4.4)
Lobbying contributions	294	(7.9)
Stock compensation	680	(18.3)
162(m) compensation limit	731	(19.6)
Pharma fee	105	(2.8)
Warrant liability	651	(17.5)
Other Adjustments
Other	18	(0.6)
Effective tax rate	$1,624	(43.7)%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Tennessee.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:
Akebia Therapeutics, Inc. | Form 10-K | Page 178

	Years Ended December 31,
	2024	2023
U.S. federal tax at statutory rate	21.0%	21.0%
State and local tax at statutory rate	0.6	2.7
Research and development tax credits	1.9	0.3
Change in valuation allowance	(32.5)	(9.1)
Other permanent differences	(1.7)	(2.0)
Stock option cancellations	(1.8)	(3.7)
Stock option shortfalls	—	(1.7)
Effect of rate changes	13.5	(7.7)
Provision to return adjustment	(1.0)	(0.3)
Other	—	0.5
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance decreased by approximately $5.8 million for the year ended December 31, 2025 and increased by $22.5 million and $4.7 million during the years ended December 31, 2024 and 2023, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other current liabilities	$9,374	$1,757
Deferred revenue	15,765	13,222
Sale of royalty	12,251	13,595
R&D credits	7,726	6,152
Capitalized R&D costs	11,873	21,270
Net operating loss carryforward	289,712	291,723
ASC 842 lease liability	832	2,248
Working Capital Fund liability	9,366	10,123
Intangible assets	4,631	2,040
Other	22,021	29,048
Total deferred tax assets	383,551	391,178
Less valuation allowance	(382,001)	(387,803)
Total deferred tax assets, net of valuation allowance	1,550	3,375
Deferred tax liabilities:
481(a) adjustments	(670)	(1,271)
ROU asset (ASC 842)	(859)	(2,065)
Other	(21)	(39)
Total deferred tax liabilities	(1,550)	(3,375)
Net deferred tax liability	$—	$—
As of December 31, 2025, 2024 and 2023, the Company had approximately $1,240.8 million, $1,245.8 million and $1,230.4 million, respectively, of federal net operating losses, or NOLs, carry-forwards which expire through 2037. Included in the $1,240.8 million of federal NOLs are losses of $663.8 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2025, 2024 and 2023, the Company had approximately $562.2 million, $584.3 million
Akebia Therapeutics, Inc. | Form 10-K | Page 179

and $590.8 million, respectively, of state NOL carry-forwards, which expire through 2045. The Company also has approximately $5.0 million of federal research and development tax credit carryforwards which expire through 2045 and $3.4 million of state R&D tax credit carryforwards which expire through 2040.
Under the provisions of the IRC, the NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOLs and tax credit carryforwards may become subject to an annual limitation under IRC Sections 382 and 383 if there is more than a 50% change in ownership of the stockholders that own 5% or more of the Company’s outstanding stock over a three-year period. The Company completed an evaluation of its ownership changes and concluded that an ownership change did occur on December 12, 2018 for both Akebia and Keryx in connection with the Merger. As a consequence of this ownership change, the Company’s NOLs and tax credit carryforwards allocable to the tax periods preceding the ownership change became subject to limitation under Section 382 of the IRC. The Company reduced its associated deferred tax assets by $44.9 million as a result of the limitation. The Company completed an evaluation of its ownership changes as of December 31, 2025 and concluded that an ownership change had not occurred since the previous evaluation done through December 12, 2018. The Company may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to utilize these attributes to offset taxable income may be subject to limitations.
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
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2024, 2023 and 2022 tax years remain open for examination under the normal three-year statute of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of NOLs and will expire three years from the filing of the tax return the loss was utilized on.
As of December 31, 2025, the Company’s U.S. federal income tax return for the year ended December 31, 2023 is under examination by the Internal Revenue Service. The examination is in its early stages, and no proposed adjustments have been received. The ultimate resolution of this matter is uncertain and could differ from amounts recorded in the consolidated financial statements.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ending December 31, 2025, 2024 and 2023 are as follows (in thousands):

Balance at December 31, 2022	$2,697
Reductions based on tax positions of current years	(2,697)
Balance at December 31, 2023	—
Reductions based on tax positions of current years	—
Balance at December 31, 2024	—
Reductions based on tax positions of current years	—
Balance at December 31, 2025	$—
The Company paid $0.7 million cash for state and local income taxes during the year ended December 31, 2025. The Company did not pay cash for income taxes during the years ended December 31, 2024 and 2023.
16.NET LOSS PER SHARE
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
Akebia Therapeutics, Inc. | Form 10-K | Page 180

	Years Ended December 31,
	2025	2024	2023
Warrants	2,115,385	3,076,923	—
Outstanding common stock options	17,516,945	16,049,012	12,690,624
Unvested restricted stock units	6,323,229	5,429,790	3,930,167
Stock appreciation rights	635,313	635,313	635,313
Total	26,590,872	25,191,038	17,256,104
17.SEGMENT INFORMATION
The Company operates as one operating segment focused on developing and commercializing innovative therapeutics primarily in the U.S. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the chief executive officer, who is the Company's CODM, in assessing segment performance and deciding how to allocate resources on a consolidated basis.
The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income (loss) from operations. Net income (loss) is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Revenues	$236,196	$160,180	$194,623
Less:
Direct cost of product and other revenue	28,136	15,970	26,525
Panion royalty	11,326	9,097	10,048
Excess firm purchase commitment charge	—	2,068	1,533
Amortization of intangible asset	—	36,042	36,042
Research and development	62,359	37,652	63,079
Selling, general and administrative	107,480	106,545	100,233
License	3,396	3,220	3,237
Restructuring	—	58	181
Income (loss) from operations	23,499	(50,472)	(46,256)

Other income (expense)
Interest expense	(24,179)	(18,185)	(6,032)
Other income	58	94	887
Change in fair value of warrant liability	(3,099)	(330)	—
Loss on extinguishment of debt	—	(517)	—
Loss on termination of lease	—	—	(524)
Net loss before income taxes	(3,721)	(69,410)	(51,925)
Income tax expense	(1,624)	—	—
Net loss	$(5,345)	$(69,410)	$(51,925)
18.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that the audited consolidated financial statements include appropriate disclosure of events both recognized in the accompanying consolidated financial statements as of December 31,
Akebia Therapeutics, Inc. | Form 10-K | Page 181

2025, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
Entry into New Lease Agreement
On January 27, 2026, the Company entered into a lease agreement, or the Waltham Lease, with BP THIRD AVENUE LLC, a Delaware limited liability company, pursuant to which the Company will lease an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space, or the Office Premises, and 14,956 square feet of laboratory space, or Lab Premises, located in Waltham, Massachusetts. The Company intends to relocate its corporate headquarters to the Waltham Lease in September 2026. The Cambridge Lease expires on September 11, 2026.
The Company’s annual rent for the Office Premises will start at $0.9 million and will increase at an additional $1.00 per square foot for each successive Rent Year (as defined in the Waltham Lease) until the end of the initial term. The Company’s annual rent for the Lab Premises will start at $1.0 million and will increase by approximately 3.0% for each successive Rent Year until the end of the initial term. The Waltham Lease requires a security deposit in the amount of $0.8 million in the form of an irrevocable letter of credit. In addition to rent, the Company is required to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Remediation of Previously Identified Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting relating to our inventory process. Management is committed to maintaining a strong internal control environment. In response to the material weakness identified, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting relating to our inventory process, including increasing the level of precision of our review controls that support the completeness, accuracy and reasonableness of the sales forecast used to support our inventory evaluations, including the identification and consideration of contrary evidence that could detect a potential error in the sales forecast. The remediation efforts addressed the material weakness and also enhanced our overall financial reporting control environment. As of December 31, 2025, we have determined that our previously reported material weakness has been remediated.
Akebia Therapeutics, Inc. | Form 10-K | Page 182

Changes in Internal Control over Financial Reporting
Except for the remediation efforts as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Akebia Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Akebia Therapeutics, Inc. | Form 10-K | Page 183

Boston, Massachusetts
February 26, 2026
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
PART III
Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Akebia Therapeutics, Inc. | Form 10-K | Page 184

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
(3)Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc. | Form 10-K | Page 185

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1**	Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	June 28, 2018

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	October 1, 2018

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	001-36352	3.1	March 28, 2014

3.2	Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	June 9, 2020

3.3	Second Amended and Restated Bylaws of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	April 28, 2023

4.1	Form of Common Stock Certificate	S-1/A	333-193969	4.1	March 4, 2014

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 5, 2014	10-K	001-36352	4.4	March 4, 2015

4.3#	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated June 28, 2017	10-K	001-36352	4.5	March 12, 2018

4.4#	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017	10-Q	001-36352	4.1	August 8, 2017

4.5!	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022	10-K	001-36352	4.5	March 1, 2022

4.6	Description of Registrant’s Securities	10-K	001-36352	4.6	February 25, 2021

4.7	Form of Warrant	10-K	001-36352	4.7	March 14, 2024

10.1†	Form of Director and Officer Indemnification Agreement	10-K	001-36352	10.1	March 12, 2018

10.2	Office Lease Agreement Between MA-Riverview/245 First Street, L.L.C. and Akebia Therapeutics, Inc., dated December 3, 2013	S-1	333-193969	10.2	February 14, 2014

10.3	First Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated December 15, 2014	10-K	001-36352	10.3	March 4, 2015

10.4	Second Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated November 23, 2015	10-K	001-36352	10.4	March 14, 2016

Akebia Therapeutics, Inc. | Form 10-K | Page 186

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.5	Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016	10-Q	001-36352	10.1	November 9, 2016

10.6	Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017	10-K	001-36352	10.6	March 12, 2018

10.7	Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018	10-Q	001-36352	10.1	August 8, 2018

10.8	Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020	10-K	001-36352	10.8	February 25, 2021

10.9	Seventh Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated May 6, 2024.	10-Q	001-36352	10.1	August 8, 2024

10.10*	180 CityPoint Waltham, Massachusetts Lease Agreement Between BP Third Avenue LLC and Akebia Therapeutics, Inc. dated January 27, 2026

10.11†*	Akebia Therapeutics, Inc. Fifth Amended and Restated Non-Employee Director Compensation Program, effective January 26, 2026

10.12†	Executive Employment Agreement with John P. Butler, dated September 16, 2013	S-1	333-193969	10.7	February 14, 2014

10.13†	2014 Form of Executive Severance Agreement for Officers	S-1/A	333-193969	10.27	March 4, 2014

10.14†*	Amended and Restated Executive Severance Agreement, dated January 28, 2026, between Akebia Therapeutics, Inc. and John P. Butler

10.15†	Amended and Restated Executive Severance Agreement, dated January 28, 2026, between Akebia Therapeutics, Inc. and Erik J. Ostrowski	8-K	001-36352	99.2	January 30, 2026

10.16†*	2026 Form of Executive Severance Agreement for Non-CEO C-Level Executives

10.17†	2014 Incentive Plan	S-1	333-193969	10.29	March 4, 2014

10.18†	Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan	S-8	333-229366	4.4	January 25, 2019

10.19†	Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-36352	Appendix A	April 26, 2019

10.20†	Form of Non-Statutory Stock Option Agreement for Officers under 2014 Incentive Plan	S-1/A	333-193969	10.24	March 4, 2014

Akebia Therapeutics, Inc. | Form 10-K | Page 187

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.21†	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2014 Incentive Plan	S-1/A	333-193969	10.25	March 4, 2014

10.22†	Amended and Restated Cash Incentive Plan, effective January 19, 2022	10-K	001-36352	10.28	March 1, 2022

10.23†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.18	March 12, 2018

10.24†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.29	March 26, 2019

10.25†	Form of Officer Inducement Award Non-Statutory Stock Option Agreement	S-8	333-222728	4.4	January 26, 2018

10.26†	Form of Inducement Award Non-Statutory Stock Option Agreement for Non-Officers	S-8	333-222728	4.5	January 26, 2018

10.27†	Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.1	November 4, 2021

10.28†	Form of Officer Performance-Based Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.2	November 4, 2021

10.29†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.6	August 4, 2022

10.30†	Form of Officer Non-Statutory Stock Option Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.7	August 4, 2022

10.31†	Form of Officer Stock Appreciation Rights Award Agreement under 2014 Incentive Plan	10-Q	001-36352	10.3	May 8, 2023

10.32†	Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended	8-K	001-36352	99.1	June 13, 2025

10.33†	Form of Non-Employee Director Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.10	August 28, 2023

10.34†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.12	August 28, 2023

10.35†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.11	August 28, 2023

10.36†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.13	August 28, 2023

10.37†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.14	August 28, 2023

Akebia Therapeutics, Inc. | Form 10-K | Page 188

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.38†	Form of Officer Executive Severance Agreement (Reflecting Clawback Policy)	10-K	001-36352	10.43	March 14, 2024

10.39†	Form of Officer Cash Bonus Agreement (Reflecting Clawback Policy)	10-K	001-36352	10.44	March 14, 2024

10.40†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.45	March 14, 2024

10.41†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.46	March 14, 2024

10.42†*	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms and Clawback Policy)

10.43†*	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms and Clawback Policy)

10.44†*	Form of Officer Restricted Stock Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms)

10.45†*	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms)

10.46†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.47	March 14, 2024

10.47†	Form of Non-Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan	S-8	333-284590	99.2	January 30, 2025

10.48†	Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan	8-K	000-30929	10.1	May 27, 2016

10.49†	Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan	S-8	333-226005	99.1	June 29, 2018

10.50†	Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its Directors and Officers	10-Q	000-30929	10.1	November 9, 2016

10.51†	Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to Officers	10-K	001-36352	10.56	March 26, 2019

10.52†	Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan	8-K	000-30929	10.2	May 27, 2016

10.53†	Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan	10-Q	000-30929	10.1	August 7, 2014

10.54†	Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan	10-K	001-36352	10.59	March 26, 2019
Akebia Therapeutics, Inc. | Form 10-K | Page 189

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

10.55†	Form of Officer Retention Letter Agreement	10-Q	001-36352	10.6	May 9, 2022

10.56†	Separation Agreement with Ellen Snow, dated March 15, 2024	10-Q	001-36352	10.11	May 9, 2024

10.57!	Collaboration Agreement between Akebia Therapeutics, Inc. and Tanabe Pharma Corporation, formerly Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015	10-K	001-36352	10.49	March 1, 2022

10.58#	Letter Agreement between Akebia Therapeutics, Inc. and Tanabe Pharma Corporation, formerly Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017	10-Q	001-36352	10.1	November 8, 2017

10.59!	Amendment No. 1 to Collaboration Agreement, dated December 2, 2022, by and between Akebia Therapeutics, Inc. and Tanabe Pharma Corporation, formerly Mitsubishi Tanabe Pharma Corporation	10-K	001-36352	10.53	March 10, 2022

10.60!	Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36352	10.54	March 1, 2022

10.61!	Amendment #1 to Second Amended and Restated License Agreement, dated May 3, 2024, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-Q	001-36352	10.3	August 8, 2024

10.62!	Termination and Settlement Agreement, dated July 10, 2024, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-Q	001-36352	10.4	August 8, 2024

10.63	Amended and Restated Open Market Sale Agreement, dated September 3, 2024, by and between Akebia Therapeutics, Inc. and Jefferies LLC	S-3	333-281903	1.2	September 3, 2025

10.64!	Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc.	10-Q	001-36352	10.1	August 8, 2019

10.65#	Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd	10-Q	000-30929	10.1	November 7, 2017

10.66!	Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016	10-K	001-36352	10.58	March 1, 2022

Akebia Therapeutics, Inc. | Form 10-K | Page 190

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.67!	Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016	10-K	001-36352	10.78	March 13, 2025

10.68#	Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-K	000-30929	10.13	February 21, 2018

10.69	Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.57	February 25, 2021

10.70	Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.58	February 25, 2021

10.71!	Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.59	February 25, 2021

10.72	Amendment No. 4 to Master Manufacturing Services and Supply Agreement, dated as of December 17, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.64	March 1, 2022

10.73!	Amendment No. 5 to Master Manufacturing Services and Supply Agreement, dated February 28, 2023, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-Q	001-36352	10.2	May 8, 2023

10.74#	Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and First Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015	10-K	001-36352	10.60	March 26, 2019

10.75!	Termination and Settlement Agreement, dated December 22, 2022, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.	10-K	001-36352	10.70	March 10, 2023

10.76!	Loan Agreement, dated November 11, 2019, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.62	March 12, 2020

10.77!	First Amendment and Waiver, dated February 18, 2022, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.69	March 1, 2022

Akebia Therapeutics, Inc. | Form 10-K | Page 191

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.78!	Second Amendment and Waiver, dated July 15, 2022, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.9	August 4, 2022

10.79!	Third Amendment to Loan Agreement, dated as of June 30, 2023, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.2	August 28, 2023

10.80!	Fourth Amendment to Loan Agreement dated as of October 31, 2023, by and among Akebia Therapeutics, Inc., BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP	10-K	001-36352	10.93	March 14, 2024

10.81!	Guaranty and Security Agreement, dated November 25, 2019, by and between Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc	10-K	001-36352	10.63	March 12, 2022

10.82!	Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc.	10-Q	001-36352	10.1	May 5, 2020

10.83!	Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.2	August 10, 2020

10.84!	Amendment #1 to Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.1	August 5, 2021

10.85!	Amendment #2 to the Supply Agreement, dated as of April 15, 2024, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.2	August 8, 2024

10.86!	Amendment #3 to the Supply Agreement, dated as of August 15, 2025, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.1	November 10, 2025

10.87!	Supply Agreement, dated February 10, 2021, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.4	May 10, 2021

10.88!	Amendment #1 to Supply Agreement, dated October 15, 2024, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.5	November 7, 2024

10.89!	Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between Akebia Therapeutics, Inc. and HealthCare Royalty Partners IV, L.P.	10-Q	001-36352	10.5	May 10, 2021

10.90!	License Agreement, dated May 24, 2023, by and between Akebia Therapeutics, Inc. and MEDICE Arzneimittel Pütter GmbH & Co. KG	10-Q	001-36352	10.1	August 28, 2023

Akebia Therapeutics, Inc. | Form 10-K | Page 192

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.91!*	Amendment #1 to License Agreement, dated November 12, 2025, by and between Akebia Therapeutics, Inc. and MEDICE Arzneimittel Pütter GmbH & Co. KG

10.92!	Agreement for the Provision of a Loan Facility dated January 29, 2024 between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited	10-K	001-36352	10.102	March 14, 2024

10.93!	Amendment #1 to Agreement for the Provision of a Loan Facility, dated July 10, 2024, by and between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited	10-Q	001-36352	10.5	August 8, 2024

10.94!	Second Amendment to Agreement for the Provision of a Loan Facility, dated February 3, 2025, by and between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited	10-K	001-36352	10.105	March 13, 2025

10.95	Warrant Agreement dated January 29, 2024 by and between the Company and Kreos Capital VII Aggregator SCSp	10-K	001-36352	10.103	March 14, 2024

10.96!*	Asset Purchase Agreement by and between Akebia Therapeutics, Inc., Q32 Bio Inc. and Q32 Bio Operations Inc. dated November 28, 2025

10.97!*	License Agreement by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc. dated June 3, 2021

10.98!*	Amendment #1 to License Agreement by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc. dated December 13, 2024

19.1	Akebia Therapeutics, Inc. Insider Trading Compliance Policy	10-K	001-36352	19.1	March 13, 2025

21.1	List of Subsidiaries	10-K	001-36352	21.1	February 25, 2021

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

97.1†	Akebia Therapeutics, Inc. Dodd-Frank Compensation Recovery Policy	10-K	001-36352	97.1	March 14, 2024

Akebia Therapeutics, Inc. | Form 10-K | Page 193

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
None.
Akebia Therapeutics, Inc. | Form 10-K | Page 194

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: February 26, 2026	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Akebia Therapeutics, Inc. | Form 10-K | Page 195

Date: February 26, 2026	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)

Date: February 26, 2026		/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2026	By:	/s/ Adrian Adams
Adrian Adams
Chairperson and Director

Date: February 26, 2026	By:	/s/ Ron Frieson
Ron Frieson
Director

Date: February 26, 2026	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: February 26, 2026	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: February 26, 2026	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: February 26, 2026	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: February 26, 2026	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director
Akebia Therapeutics, Inc. | Form 10-K | Page 196