Form 10-Q
period 2026-03-31
Akebia Therapeutics, Inc.
filed 2026-05-07
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 4, 2026 was 268,258,243.

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
•our pipeline and portfolio, including its potential, and our related research and development activities, including with respect to AKB-097, praliciguat and AKB-9090;
•the timing, investment and associated activities involved in continued commercialization of Auryxia, its growth opportunities and our ability to execute thereon;
•the timing and number of additional generic versions of Auryxia that enter the market following the loss of exclusivity for Auryxia which occurred in March 2025, the amount of generic product available to supply the market, the pricing of generic versions of Auryxia, and the impact of the loss of exclusivity on the product revenue from Auryxia, including the impact on the price of Auryxia;
•the potential indications, demand and market opportunity, potential and acceptance of Auryxia, Vafseo and our product candidates, including the size of eligible patient populations;
•the potential therapeutic applications of the hypoxia inducible factor pathway;
•the entry into therapeutic modalities, such as biologics, that differ significantly from our existing small-molecule expertise, potentially requiring the recruitment of personnel with new technical, regulatory, manufacturing, and commercialization capabilities;
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
•additional costs we may incur as we expand our development activities or other operating expenses, including additional costs related to Vafseo, AKB-097, praliciguat and AKB-9090, and selling, general and administrative expenses;
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
•Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and Vafseo, including maintaining contracts with third parties, our results of operations and financial condition will be materially harmed.
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
•The commercialization of our products, and development of our products and product candidates, outside of the United States, or U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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

•We are subject to complex regulatory schemes that require significant resources to ensure compliance and our failure to comply with applicable laws, including applicable "off-label" promotion, anti-kickback, fraud and abuse, and other healthcare laws and regulations, could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
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
•The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will limit Auryxia sales and would likely limit Vafseo sales, either of which would have an adverse impact on our business and results of operation.
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
For the Quarter Ended March 31, 2026

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$162,644	$184,844
Inventories	12,996	15,610
Accounts receivable, net	62,536	47,031
Prepaid expenses and other current assets	5,305	5,470
Total current assets	243,481	252,955
Property and equipment, net	956	1,222
Operating right-of-use assets	2,465	3,663
Goodwill	59,044	59,044
Other long-term assets	56,574	59,681
Total assets	$362,520	$376,565
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,386	$21,185
Accrued expenses and other current liabilities	125,062	121,716
Current portion of deferred revenue	4,496	2,681
Current portion of long-term debt	12,495	—
Working Capital Fund liability, current portion	23,445	17,356
Total current liabilities	173,884	162,938
Long-term debt, net of current portion	36,395	48,250
Liability related to settlement royalties, net of current portion	54,842	54,750
Liability related to sale of future royalties, net of current portion	50,414	50,608
Working Capital Fund liability, net of current portion	16,405	22,606
Warrant liability	2,524	2,980
Other long-term liabilities	681	1,823
Total liabilities	335,145	343,955
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value; 25,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2026 and December 31, 2025; 267,898,415 and 265,424,818 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,720,126	1,716,307
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,692,759)	(1,683,705)
Total stockholders' equity	27,375	32,610
Total liabilities and stockholders' equity	$362,520	$376,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Revenues
Product revenue, net	$51,992	$55,791
License, collaboration and other revenue	1,552	1,545
Total revenues	53,544	57,336
Cost of goods sold
Cost of product and other revenue	12,290	7,625
Total cost of goods sold	12,290	7,625
Operating expenses:
Research and development	14,807	9,754
Selling, general and administrative	30,436	25,742
License	707	701
Total operating expenses	45,950	36,197
Income (loss) from operations	(4,696)	13,514
Other income (expense)
Interest expense	(4,691)	(7,770)
Other income	3	213
Change in fair value of warrant liability	456	155
Income (loss) before income taxes	(8,928)	6,112
Income tax expense	(126)	—
Net income (loss)	$(9,054)	$6,112
Comprehensive income (loss)	$(9,054)	$6,112

Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

Weighted average shares of common stock outstanding:
Basic	267,046,755	235,497,720
Diluted	267,046,755	241,602,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2025	265,424,818	$2	$1,716,307	$6	$(1,683,705)	$32,610
Proceeds from sale of stock under employee stock purchase plan	96,347	—	131	—	—	131
Exercise of options	28,424	—	20	—	—	20
Stock-based compensation expense	—	—	3,668	—	—	3,668
Restricted stock unit vesting	2,348,826	—	—	—	—	—
Net loss	—	—	—	—	(9,054)	(9,054)
Balance at March 31, 2026	267,898,415	$2	$1,720,126	$6	$(1,692,759)	$27,375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Operating Activities:
Net income (loss)	$(9,054)	$6,112
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	328	314
Bad debt expense	199	702
Change in fair value of warrant liability	(456)	(155)
Non-cash royalty revenue related to sale of future royalties	(341)	(369)
Non-cash interest expense	4,577	6,253
Non-cash operating lease expense	1,198	1,104
Write-down of inventory	3,216	163
Gain on the sale of property and equipment	—	(172)
Stock-based compensation expense	3,668	2,187
Changes in operating assets and liabilities:
Accounts receivable	(15,704)	(27,872)
Inventory	(2,540)	(4,953)
Prepaid expenses and other current assets	170	2,212
Other long-term assets	(749)	54
Accounts payable	(7,792)	(2,234)
Accrued expense and other current liabilities	2,035	2,771
Operating lease liabilities	(1,422)	(1,310)
Deferred revenue	1,815	1,241
Other long-term liabilities	(355)	365
Net cash used in operating activities	(21,207)	(13,587)
Investing Activities:
Purchases of equipment	(62)	(18)
Proceeds from the sale of property and equipment	—	172
Net cash provided by (used in) investing activities	(62)	154
Financing Activities:
Proceeds from the issuance of debt	—	10,000
Payments of issuance costs related to BlackRock Credit Agreement	—	(63)
Proceeds from issuance of common stock, net of issuance costs	—	64,907
Proceeds from issuance of stock under employee stock purchase plan	131	78
Proceeds from the exercise of stock options	20	482
Repayment of WCF liability	(492)	—
Repayment of liability related to settlement royalties	(585)	—
Repayment of term debt	—	(462)
Net cash provided by (used in) financing activities	(926)	74,942
Increase (decrease) in cash, cash equivalents and restricted cash	(22,195)	61,509
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$164,348	$115,059

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$—	$2,199
Purchase of IPR&D asset included in accrued expenses and other current liabilities	$5,000	$—
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
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S. Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) Tablets were approved in the U.S. in March 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. Vafseo entered the U.S. market in January 2025. Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis dependent chronic kidney disease, or NDD-CKD. Auryxia lost exclusivity in the U.S. in March 2025. On March 11, 2026, Teva Pharmaceuticals Ltd. received approval for its Abbreviated New Drug Application for a generic version of Auryxia, which has subsequently entered the market.
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
As of March 31, 2026, the Company had cash and cash equivalents of $162.6 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan through at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, including if the Company does not achieve its future anticipated Vafseo revenue projections, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, which are included in the Company's Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission, or SEC, on February 26, 2026, or the 2025 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period.
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
Significant estimates and judgments reflected in these unaudited condensed consolidated financial statements include, but are not limited to: accrued expenses, a liability related to settlement royalties, revenues, including various rebates, returns and provisions related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of March 31, 2026, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in "prepaid expenses and other current assets" in the consolidated balance sheet as of March 31, 2026 and December 31, 2025.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:

Reconciliation of cash, cash equivalents and restricted cash (in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$162,644	$184,844
Restricted cash	1,704	1,699
Total cash, cash equivalents and restricted cash	$164,348	$186,543
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant. The Company's allowance for credit losses was $2.9 million and $2.7 million as of March 31, 2026 and December 31, 2025, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,691	$1,212
Provision for bad debts	199	702
Ending balance	$2,889	$1,914
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
New Accounting Pronouncements - Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$135,983	$—	$—	$135,983
Long-term liability:
Warrant liability	$—	$2,524	$—	$2,524

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$172,689	$—	$—	$172,689
Long-term liability:
Warrant liability	$—	$2,980	$—	$2,980
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
4.INVENTORIES
Inventories consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Inventories, current:
Work-in-process	$7,890	$12,651
Finished goods	5,106	2,959
Inventories, current	$12,996	$15,610
Long-term inventories included in other long-term assets:
Raw materials	50	50
Work-in-process	54,418	57,290
Finished goods	1,592	1,789
Inventories, long-term	$56,060	$59,129
Total inventories	$69,056	$74,739
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $3.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.
5.GOODWILL
As of each of March 31, 2026 and December 31, 2025, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	March 31, 2026	December 31, 2025
Restricted cash	1,704	1,699
Other	3,601	3,771
Total prepaid expenses and other current assets	$5,305	$5,470
Other prepaid expenses and other current assets, among other things, include capitalized implementation costs, prepaid insurance, prepaid clinical trial costs and prepaid information technology costs.
Other long-term assets are as follows (in thousands):

Description	March 31, 2026	December 31, 2025
Long-term inventories	$56,060	$59,129
Other	514	552
Total other long-term assets	$56,574	$59,681
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities are as follows (in thousands):

Description	March 31, 2026	December 31, 2025
Product revenue allowances excluding rebates	$8,371	$7,916
Product rebates	70,556	64,674
Product return provisions, current portion	1,972	2,375
Clinical trial costs	1,329	1,188
Compensation and related benefits	8,320	11,018
Operating lease liabilities	2,127	3,548
Royalties due to Panion & BF Biotech, Inc.	2,944	3,924
Professional fees	502	1,597
Accrued manufacturing costs	1,513	1,808
Liability related to sale of future royalties, current portion	1,401	1,664
Settlement royalties liability, current portion	15,397	12,516
Payments due to Q32	5,000	5,000
Other	5,630	4,488
Total accrued expenses and other current liabilities	$125,062	$121,716
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date; (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date; and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively the Term Loans.
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
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of March 31, 2026, the Company's interest rate was 11.00%. During the three months ended March 31, 2026 and 2025, the Company recognized interest expense related to the BlackRock Credit Agreement of $2.2 million and $2.1 million, respectively.
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
As of March 31, 2026, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Years ended December 31,	Principal Payments
2026	$—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(3,549)
Total term loans	$48,890
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each reporting period and when a warrant is exercised, with the changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $2.5 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively. See Note 3, Fair Value Measurements, for information on the fair value determination.
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
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Vifor License Agreement.
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
The annual effective interest rate as of March 31, 2026 was 21.2% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $3.6 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the balances related to the settlement royalties liability were as follows (in thousands):

Description	March 31, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$15,397	$12,516
Long-term portion	54,842	54,750
Total settlement royalties liability	$70,239	$67,266
Working Capital Fund Liability (Previously Referred to as Refund Liability to Customer)
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to partially fund the Company’s costs of purchasing Vafseo from its contract manufacturers.
The Working Capital Fund was considered a debt arrangement with zero coupon interest and the Company imputed interest on the Working Capital Fund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the Working Capital Fund liability and a corresponding deferred gain to the Working Capital Fund liability in the condensed consolidated balance sheet.
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
The discount on the Working Capital Fund liability is being amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is being amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The amortization of the deferred gain was $0.8 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and December 31, 2025, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	March 31, 2026	December 31, 2025
Current portion	$23,445	$17,356
Long-term portion	16,405	22,606
Total Working Capital Fund liability	$39,850	$39,962
Liability Related to Sale of Future Royalties
In February 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the TPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the Company's Collaboration Agreement, or the TPC Agreement, with Tanabe Pharma Corporation, formerly Mitsubishi Tanabe Pharma Corporation, or TPC. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company.
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
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of March 31, 2026 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the TPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid royalties to HCR of $0.5 million during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025 the balances were as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liability related to sale of future royalties	March 31, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$1,401	$1,664
Long-term portion	50,414	50,608
Total liability related to sale of future royalties	$51,815	$52,272
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
9.LEASES
Cambridge Lease
Under the Cambridge Lease, the Company leases approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts. The term of the Cambridge Lease with respect to the 59,216 square feet of office and storage space expires on September 11, 2026. The term of the Cambridge Lease with respect to the 5,951 square feet of laboratory space was set to expire on September 11, 2026. On April 9, 2026, the Company extended the term of the Cambridge Lease with respect to the laboratory space through October 31, 2026. See Note 17, Subsequent Events, for further information.
The Cambridge Lease is non-cancelable and is classified as an operating lease. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842, Leases, or the effective date of any subsequent lease term extensions. As of March 31, 2026, the remaining lease term for the Cambridge Lease was 0.45 years.
Operating lease costs were $1.2 million for each of the three months ended March 31, 2026 and 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for each of the three months ended March 31, 2026 and 2025. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.
Future Lease Commitments
Future commitments under the non-cancelable Cambridge Lease are as follows (in thousands):

Operating Lease Commitments
2026	2,142
Total lease commitments	$2,142
Less: present value adjustment	(15)
Current operating lease liabilities	$2,127
Waltham Lease
On January 27, 2026, the Company entered into a lease agreement, or the Waltham Lease, with BP THIRD AVENUE LLC, a Delaware limited liability company, or the Landlord, pursuant to which the Company will lease an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space, or the Office Premises, and 14,956 square feet of laboratory space, or the Lab Premises, located in Waltham, Massachusetts. The Company intends to relocate its corporate headquarters to Waltham in September 2026.
Prior to commencement of the term of the Waltham Lease, the Landlord will perform certain items of work on the Office Premises, or the Landlord’s Office Premises Work, and the Lab Premises, or the Landlord’s Lab Premises Work, each pursuant to the Waltham Lease. The Landlord shall be solely responsible for the payment of all costs and expenses associated with completing such work, except as otherwise expressly set forth in the Waltham Lease.
The term of the Waltham Lease with respect to the Office Premises commences on the earlier to occur of (i) the date on which the Landlord’s Office Premises Work has been “substantially completed” and the Office Premises are “ready for occupancy” (each as defined in the Waltham Lease) or (ii) the date upon which the Company occupies all or any portion of the Office Premises, which is expected to be on or about September 1, 2026, or the Office Term Commencement Date. The initial
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

term of the Waltham Lease will be for an 84-calendar month-period commencing on the Office Term Commencement Date, unless extended or sooner terminated as provided in the Waltham Lease, with one five-year extension option available.
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
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia, annually at a predetermined price. As of March 31, 2026, the Company had no minimum commitments with Siegfried.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceeded the then current forecast, including review of assumptions of expected future demand and expiry of inventory. The Company did not have an excess firm purchase commitment liability as of March 31, 2026. The excess firm purchase commitment liability recorded in other long-term liabilities was $0.8 million as of December 31, 2025.
Patheon Manufacturing
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon agreed to manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2023, with the agreement renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of March 31, 2026, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of March 31, 2026, the Company has committed to purchase $69.2 million of Vafseo drug substance from WuXi STA through the end of 2027, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Additionally, on February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of March 31, 2026, the Company has committed to purchase $2.1 million of Vafseo drug product from WuXi STA through the first half of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Agreements
Panion License Agreement
On April 17, 2019, the Company and Panion & BF Biotech, Inc., or Panion, entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amended and restated in full the license agreement between the Company and Panion. The Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian-Pacific countries, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Company-owned patents, covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. See Note 10, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Panion Amended License Agreement.
The Company incurred royalty payments due to Panion of approximately $2.3 million and $2.6 million during the three months ended March 31, 2026 and 2025, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
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
Under the Cyclerion Agreement, as amended, Cyclerion is eligible to receive up to an additional aggregate of $197.5 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. In December 2025, the Company incurred a $1.0 million development milestone in connection with the initiation of a Phase 2 clinical trial for praliciguat in the U.S., which was charged to research and development expense during the year ended December 31, 2025. The $1.0 million development milestone was paid during the three months ended March 31, 2026. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
The fair value was allocated to in process research and development, or IPR&D, assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $12.8 million related to acquired IPR&D expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The $3.0 million additional upfront payment and the $2.0 million development milestone payment are included in accrued expenses and other current liabilities in the consolidated balance sheet as of March 31, 2026.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $81.5 million at March 31, 2026. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three months ended March 31, 2026 and 2025, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of March 31, 2026. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.PRODUCT REVENUE AND PROVISIONS FOR VARIABLE CONSIDERATION
The following table presents net product revenue for Vafseo and Auryxia (in thousands):

	Three Months Ended March 31,
Product	2026	2025
Vafseo	$15,802	$12,034
Auryxia(1)	36,190	43,757
Total product revenues	$51,992	$55,791
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, during the three months ended March 31, 2026 and 2025.
The following tables present changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Distributor (in thousands):

	Three Months Ended March 31, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$194	$—	$—	$194
Contract liabilities:
Deferred revenue	$2,681	$4,826	$(3,011)	$4,496

	Three Months Ended March 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$1,241	$—	$1,241
Contract liabilities:
Deferred revenue	$—	$1,241	$—	$1,241
The Company recognized the following revenues related to the Company's sales to its AG Distributor as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period:	2026	2025
Deferred revenue — beginning of the period	$3,011	$—
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product revenue allowance and provision categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2025	$1,153	$72,589	$3,351	$77,093
Current provisions related to sales in current year	1,458	20,270	159	21,887
Adjustments related to prior year sales	26	(1,483)	—	(1,457)
Credits/payments made	(1,639)	(12,449)	(872)	(14,960)
Balance at March 31, 2026	$998	$78,927	$2,638	$82,563

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	380	20,147	387	20,914
Adjustments related to prior year sales	69	400	(164)	305
Credits/payments made	(1,389)	(8,822)	(145)	(10,356)
Balance at March 31, 2025	$496	$27,451	$6,520	$34,467
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
Accounts receivable, net related to product sales, was approximately $60.9 million and $44.4 million as of March 31, 2026 and December 31, 2025, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended March 31,
Entity	Description	2026	2025
Medice	License and royalties related to the sale of Vafseo in the EU	$32	$7
TPC	License and Product Supply of Vafseo in Japan	341	369
JT and Torii	License and royalties related to the sale of Riona in Japan	1,179	1,169
Total license and other revenue		$1,552	$1,545
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,391	$1,552	$(2,282)	$1,661

	Three Months Ended March 31, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$2,010	$1,545	$(1,989)	$1,566
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and 2025.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period:	2026	2025
Deferred revenue — beginning of the period	$—	$—
During each of the three months ended March 31, 2026 and 2025, the Company recognized no revenue from performance obligations satisfied in previous periods.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was received during the three months ended March 31, 2025.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During each of the three months ended March 31, 2026 and 2025, the Company recognized immaterial revenue from Medice royalties. As of March 31, 2026, there were $0.1 million in contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company supplies Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were no accounts receivable, contract assets, payables or deferred revenue in connection with the Medice Supply Agreement.
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
The Company did not recognize any revenue related to the supply of vadadustat drug substance to Medice during the three months ended March 31, 2026 and 2025.
TPC Collaboration Agreement
On December 11, 2015, the Company and TPC entered into the TPC Agreement, providing TPC with exclusive development and commercialization rights to Vafseo in the TPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies Vafseo to TPC for both clinical and commercial use in the TPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the TPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information and Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the TPC Agreement.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to TPC for the Phase 3 studies, (iv) $10.0 million in development milestones
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

received, (v) $25.0 million in regulatory milestones received and (vi) $9.0 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2026, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the TPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from TPC royalties in the period in which the sales occur. The Company recognized revenue from TPC royalties of $0.3 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the TPC Agreement, subject to certain caps and other conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as collaboration, license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, there were no accounts receivable, payables or deferred revenue and $0.3 million in contract assets recorded in connection with the TPC Agreement.
Supply of Drug Product to TPC
On July 15, 2020, the Company and TPC entered into a supply agreement, or the TPC Supply Agreement, under which the Company supplies Vafseo drug product to TPC for commercial use in Japan and certain other Asian countries, as contemplated by the TPC Agreement. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of this supply agreement.
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to TPC and delivery has occurred and TPC has accepted the product. The Company recognized no revenue under the TPC Supply Agreement during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were no accounts receivable, deferred revenue or other current liabilities relating to the TPC Supply Agreement.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of this sublicense agreement.
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
The Company recognized license revenue of $1.2 million during each of the three months ended March 31, 2026 and 2025, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded. As of March 31, 2026, there was $1.2 million in accounts receivables relating to the JT and Torii Sublicense Agreement.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 267,898,415 and 265,424,818 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of March 31, 2026 and December 31, 2025.
At-the-Market Facility
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2025, the Company sold 23,708,995 shares of its common stock under this program with gross proceeds of $43.0 million ($42.2 million, net of offering expenses). During the three months ended March 31, 2026, the Company did not sell any shares of its common stock under this program.
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
14.STOCK-BASED COMPENSATION PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $3.7 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			March 31, 2026		December 31, 2025
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and restricted stock units (RSUs)	91,696	—	148,860	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, stock appreciation rights (SARs) and performance awards	7,634,941	—	8,412,898	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (4) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	23,224,380	16,482,848	15,913,729	24,723,655
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
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 956,825 options included as outstanding under the 2014 Plan in the table and 3,787,674 options included as outstanding under the 2023 Plan in the table as of March 31, 2026 and 1,050,525 options included as outstanding under the 2014 Plan and 3,034,085 options included as outstanding under the 2023 Plan in the table as of December 31, 2025.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Common Stock Options and Stock Appreciation Rights
During the three months ended March 31, 2026, the Company granted 4,011,200 options to employees under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2026, the Company granted 858,775 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 858,775 options remained outstanding as of March 31, 2026.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined stock option activity for the three months ended March 31, 2026, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	18,152,258	$2.85	6.97 years	$3,690
Granted	4,869,975	$1.41	—	—
Exercised	(28,424)	$0.71	—	—
Expired	(593,220)	$5.77	—	—
Canceled and forfeited	(529,058)	$1.78	—	—
Outstanding at March 31, 2026	21,871,531	$2.48	7.59 years	$2,691
Exercisable at March 31, 2026	10,605,986	$3.23	6.04 years	$2,059
As of March 31, 2026, there was approximately $14.4 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.96 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	330,622	$0.63	5,992,607	$2.09
Granted	—	$—	5,426,300	$1.41
Vested	(330,622)	$0.63	(2,018,204)	$2.01
Forfeited and canceled	—	$—	(321,217)	$1.80
Unvested as of March 31, 2026	—	$—	9,079,486	$1.71
As of March 31, 2026, there was $12.7 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.19 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP, substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of March 31, 2026 and December 31, 2025, a total of 4,164,300 and 4,260,647 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 96,347 shares under the ESPP during the three months ended March 31, 2026.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended March 31,
Common Stock Options	2026			2025
Risk-free interest rate	3.61%	-	4.00%	4.00%	-	4.38%
Expected volatility	110.17%	-	119.09%	111.97%	-	117.83%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years
Expected dividend yield	—%			—%
Weighted average grant date fair value	$1.21			$1.92
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$197	$139
Research and development	1,056	467
Selling, general and administrative	2,415	1,581
Total stock-based compensation	$3,668	$2,187
15.NET INCOME (LOSS) PER SHARE
The following summarizes the calculation of net income (loss) per share:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Numerator
Net income (loss)	$(9,054)	$6,112

Denominator
Denominator for basic net income (loss) per share - weighted average outstanding shares of common stock	267,046,755	235,497,720
Dilutive effect of common stock options and SARs	—	2,490,510
Dilutive effect of RSUs	—	2,230,747
Dilutive effect of warrants	—	1,382,510
Dilutive effect of ESPP	—	1,366
Denominator for diluted net income (loss) per share - weighted average outstanding shares of common stock and assumed conversions	267,046,755	241,602,853
Basic net income (loss) per share	$(0.03)	$0.03
Diluted net income (loss) per share	$(0.03)	$0.03
Potentially dilutive securities including common stock options, RSUs, SARs and warrants have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For the three months ended March 31, 2026 in which the Company reported a net loss, the weighted average number of shares outstanding used to calculate both basic and
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

Three Months Ended March 31, 2026
Outstanding common stock options	21,236,218
SARs	635,313
Unvested RSUs	9,079,486
Warrants	2,115,385
Total	33,066,402
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
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$53,544	$57,336
Less:
Direct cost of product and other revenue	10,033	5,059
Panion royalty	2,257	2,566
Research and development	14,807	9,754
Selling, general and administrative	30,436	25,742
License	707	701
Income (loss) from operations	(4,696)	13,514

Other income (expense)
Interest expense	(4,691)	(7,770)
Other income	3	213
Change in fair value of warrant liability	456	155
Income (loss) before income taxes	(8,928)	6,112
Income tax expense	(126)	—
Net income (loss)	$(9,054)	$6,112
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and events which occurred subsequently but were not recognized in the
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
Cambridge Lease Extension - Lab Space
On April 9, 2026, the Company extended the term of the Cambridge Lease with respect to the laboratory space from September 11, 2026 to October 31, 2026. See Note 9, Leases, for further information on the Cambridge Lease.
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on February 26, 2026, or the 2025 Form 10-K. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, beliefs and explanations that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia reached loss of exclusivity, or LoE. On March 11, 2026, Teva Pharmaceuticals Ltd., or Teva, received approval for its Abbreviated New Drug Application, or ANDA, for a generic version of Auryxia, which has subsequently entered the market.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

In November 2025, we entered into an asset purchase agreement with Q32 Bio Inc. and Q32 Bio Operations Inc., together Q32, pursuant to which we purchased and assumed substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate known as ADX-097 (now referred to as AKB-097, generic name ebribafusp), an anti-C3d-Factor H fusion protein complement inhibitor. AKB-097 is a potential next-generation complement inhibitor, and we believe AKB-097 has applicability across a wide range of complement-mediated rare kidney diseases. AKB-097 is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic complement inhibition. We expect to initiate a Phase 2 basket study in the second half of 2026 to evaluate AKB-097 for the following indications: IgA Nephropathy, or IgAN; C3 Glomerulopathy, or C3G; and Lupus Nephritis, or LN.
Our early-stage pipeline assets include AKB-9090 and AKB-10108, which are HIF molecules. We plan to initially evaluate AKB-9090 for the treatment of cardiac surgery-related acute kidney injury, or CS-AKI. The first patient was dosed in a Phase 1 study in healthy volunteers in April 2026. We may also study AKB-9090 in acute respiratory distress syndrome, or ARDS, as well as other acute treatment indications. AKB-10108 will potentially be evaluated for retinopathy of prematurity, or ROP, in neonates, and other indications, and is currently in preclinical development.
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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, since March 2025, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under our agreements with our partners, including license fees, royalty payments and revenue from product we supply.
We expect to continue to generate revenue from our collaboration, license and supply agreements with Medice, Tanabe Pharma Corporation, or TPC, JT and Torii and any other collaborations into which we have entered or may enter.
Cost of Product and Other Revenue
Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product, including at our contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, changes in reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in a firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period.
Cost of product and other revenue also includes costs to manufacture drug product provided to TPC and Medice for commercial sales of Vafseo in Japan and in the EEA, the UK, Switzerland and Australia, or collectively the Medice Territory, respectively, as well as to our AG Distributor. In addition, cost of product and other revenue includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Until we received regulatory
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

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
•acquired in process research and development costs associated with the acquisition of Q32's clinical stage development asset now referred to as AKB-097; and
•costs associated with discovery and development for preclinical, clinical and regulatory activities.
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
From inception through March 31, 2026, we have incurred $1.8 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo, praliciguat, AKB-097, AKB-9090 and any other product or product candidate, including those that may be in-licensed or acquired.
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
License Expense
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

License expense relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans and accretion of the debt discount on our term loans. Other income (expense), net, also includes non-cash interest on our liability related to settlement royalties and the amortization of the discount and deferred gain related to our Working Capital Fund (as defined below) liability to Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability relates to the change in fair value of our warrant liability related to a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos Capital VII (UK) Limited, or Kreos. See Note 3, Fair Value Measurements, and Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the warrant liability.
Recent Events
Cambridge Lease Extension - Lab Space
On April 9, 2026, the Company extended the term of the Cambridge Lease with respect to the laboratory space from September 11, 2026 to October 31, 2026. See Note 7, Subsequent Events, for further information
Initiation of Phase 1 Trial in CS-AKI
In April 2026, we dosed our first patient in a Phase 1 clinical trial of AKB-9090 for the treatment of CS-AKI.
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
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Cyclerion Agreement.
Waltham Lease
In January 2026, we entered into a lease agreement, or the Waltham Lease, pursuant to which we will lease an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space and 14,956 square feet of laboratory space located in Waltham, Massachusetts. We intend to relocate our corporate headquarters to Waltham in September 2026.
See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Waltham Lease.
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Revenues
Product revenue, net	$51,992	$55,791	$(3,799)	(7)%
License, collaboration and other revenue	1,552	1,545	7	*
Total revenues	53,544	57,336	(3,792)	(7)%
Cost of goods sold
Cost of product and other revenue	12,290	7,625	4,665	61%
Total cost of goods sold	12,290	7,625	4,665	61%
Operating expenses
Research and development	14,807	9,754	5,053	52%
Selling, general and administrative	30,436	25,742	4,694	18%
License	707	701	6	*
Total operating expenses	45,950	36,197	9,753	27%
Income (loss) from operations	(4,696)	13,514	(18,210)	(135)%
Other expense, net	(4,688)	(7,557)	2,869	(38)%
Change in fair value of warrant liability	456	155	301	194%
Income (loss) before income taxes	(8,928)	6,112	(15,040)	(246)%
Income tax expense	(126)	—	(126)	*
Net income (loss)	$(9,054)	$6,112	$(15,166)	(248)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Distributor for Auryxia.
Net product revenue was $52.0 million for the three months ended March 31, 2026, compared to $55.8 million for the three months ended March 31, 2025. The decrease was primarily due to lower Auryxia revenues, which were partially offset by higher Vafseo revenues.
Auryxia lost exclusivity in the U.S. in March 2025, which we expect to have a negative impact on future Auryxia revenue. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

The following table summarizes our product revenue by product for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Product	2026	2025
Vafseo	$15,802	$12,034
Auryxia(1)	36,190	43,757
Total product revenues	$51,992	$55,791
(1) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the three months ended March 31, 2026 and 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $1.6 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $12.3 million for the three months ended March 31, 2026 compared to $7.6 million for the three months ended March 31, 2025. The increase was primarily due to an increase in inventory write-downs as a result of excess, obsolescence, scrap or other reasons during the three months ended March 31, 2026.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $1.4 million for the three months ended March 31, 2026, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended March 31, 2026 was valued at cost, our cost of product and other revenue would have been $6.2 million. As of March 31, 2026, we had $24.6 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
R&D Expenses—R&D expenses were $14.8 million for the three months ended March 31, 2026, compared to $9.8 million for the three months ended March 31, 2025. The increase was primarily driven by increased clinical trial activities related to praliciguat and AKB-9090 as well as higher headcount related costs during the three months ended March 31, 2026.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Clinical trial and related external costs(1):
Vafseo and Auryxia	$3,478	$1,637
Mid-stage pipeline assets (praliciguat and AKB-097)	1,865	216
Early-stage pipeline assets (AKB-9090 and AKB-10108)	956	1,115
Non-program specific	1,471	1,532
Total external R&D expenses	7,770	4,500
Internal personnel, consulting, facilities and other	7,037	5,254
Total R&D expenses	$14,807	$9,754
(1) See the section titled "Business Overview" for details on our current product portfolio and development pipeline.
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $30.4 million for the three months ended March 31, 2026, compared to $25.7 million for the three months ended March 31, 2025. The increase was driven by higher headcount related costs during the three months ended March 31, 2026.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $0.7 million for each of the three months ended March 31, 2026 and 2025.
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

Other Expense, Net—Other expense, net, was $4.7 million for the three months ended March 31, 2026, compared to $7.6 million for the three months ended March 31, 2025. The decrease was primarily due to lower non-cash interest expense related to the settlement royalty liability in connection with a Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement, as well as higher interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, included in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Income Tax Expense—Income tax expense was $0.1 million for the three months ended March 31, 2026. There was no income tax expense for the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $162.6 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through March 31, 2026, we raised approximately $929.2 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $291.3 million from at-the-market, or ATM, offerings, pursuant to our sales agreement with Jefferies LLC, or Jefferies, and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. During the three months ended March 31, 2026, we did not sell any shares of our common stock under the ATM offering with Jefferies.
We incurred net loss of $9.1 million and generated net income of $6.1 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock. The BlackRock Credit Agreement provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date; (ii) Tranche B — $8.0 million was funded on April 19, 2024; and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively, the Term Loans. The Term Loan Facility matures on January 29, 2028, or the BlackRock Maturity Date.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

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
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of March 31, 2026 was 21.2% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We recognized interest expense related to the liability related to settlement royalties of $3.6 million for the three months ended March 31, 2026. As of March 31, 2026, $15.4 million and $54.8 million of the liability related to settlement royalties is classified as a current and non-current liability, respectively.
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
The Working Capital Fund is considered a debt arrangement with zero coupon interest, and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of March 31, 2026, $23.4 million and $16.4 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of March 31, 2026 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the TPC Agreement. We recorded non-cash royalty revenue of $0.3 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $1.4 million and $50.4 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of March 31, 2026, in connection with our office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease, we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our unaudited condensed consolidated balance sheet as of March 31, 2026, while others are considered future obligations. Our material cash requirements as of March 31, 2026, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
Cambridge Lease
We lease approximately 65,167 square feet of office, storage and laboratory space under the Cambridge Lease. The office and storage lease expires on September 11, 2026 and the lab lease expires on October 31, 2026.
Waltham Lease
In January 2026, we entered into the Waltham Lease. We intend to relocate our corporate headquarters to Waltham in September 2026.
See Note 9, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Cambridge Lease and Waltham Lease.
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
Q32 Purchase Agreement
On November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

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
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Q32 Purchase Agreement.
Manufacturing Agreements
We have various supply arrangements to which we are a party, and we are obligated to pay for drug substance and drug product for commercial use. We are obligated to purchase a certain percentage of the global demand for Vafseo drug substance and drug product based on certain quarterly and annual forecasts we provide to certain suppliers. Our supply agreements for Vafseo drug substance and drug product provide for a volume-based pricing structure. We may also be required to reimburse certain suppliers for reasonable expenses.
See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Other Third Party Contracts
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $81.5 million as of March 31, 2026. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2026	2025
Operating activities	$(21,207)	$(13,587)
Investing activities	(62)	154
Financing activities	(926)	74,942
Increase (decrease) in cash, cash equivalents and restricted cash	$(22,195)	$61,509
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$164,348	$115,059
Operating Activities
Net cash used in operating activities was $21.2 million for the three months ended March 31, 2026 and consisted of a net loss of $9.1 million and net non-cash adjustments of $12.4 million, including a change in fair value of the warrant liability of $0.5 million, and a reduction of $24.5 million in working capital.
Net cash used in operating activities was $13.6 million for the three months ended March 31, 2025 and consisted of net income of $6.1 million reduced by net non-cash adjustments of $10.0 million, including a change in fair value of the warrant liability of $0.2 million, offset by a reduction of $29.7 million in working capital.
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2026 and was comprised of purchases of equipment. Net cash provided by investing activities for the three months ended March 31, 2025 of $0.2 million primarily consisted of proceeds from the sale of property and equipment.
Financing Activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2026, which primarily consisted of payments to CSL Vifor of $0.5 million and $0.6 million related to the Working Capital Fund liability and liability related to settlement royalties, respectively.
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
During the three months ended March 31, 2026, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We had cash, cash equivalents and short-term marketable securities of $162.6 million and $184.8 million at March 31, 2026 and December 31, 2025, respectively, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.
Foreign Exchange Risk
We are exposed to market risk related to exchange rates. The majority of our revenues for the three months ended March 31, 2026 and 2025 was received in U.S. dollars, including revenues we received from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen and the Euro, respectively. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen and the Euro against the U.S. dollar. During the three months ended March 31, 2026 and 2025, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
On November 6, 2024, Sandoz AG, or Sandoz, filed an opposition against our issued European Patent No. 3007695 covering vadadustat once daily dosing regimen in the European Patent Office, or the EPO. On March 18, 2025, we timely submitted a Patent Proprietor’s Reply to the Notice of Opposition. Oral proceedings were scheduled for February 24-25, 2026. However, on December 8, 2025, Sandoz withdrew the opposition and the EPO issued a Brief Communication on December 11, 2025, stating that Sandoz is no longer a party to the proceedings. On January 13, 2026, the EPO issued a Brief Communication stating that the oral proceedings are cancelled and the procedure will be continued in writing. On January 15, 2026, the EPO issued a decision to discontinue the opposition proceedings. On April 20, 2026, the EPO communicated that the opposition proceedings are terminated and the patent is maintained unamended.
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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years, including to commercialize Vafseo and Auryxia and advance our existing programs. However, we have incurred net losses each year since our inception, including a net loss of $9.1 million for the three months ended March 31, 2026, and we cannot guarantee when, if ever, we will become and remain profitable. As of March 31, 2026, we had an accumulated deficit of $1.7 billion.
On March 27, 2024, the United States, or U.S., Food and Drug Administration, or FDA, approved our new drug application, or NDA, for vadadustat under the trade name Vafseo for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
•the timing and number of additional generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia which occurred in March 2025, the availability and pricing of generic versions of Auryxia, the impact of LoE on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

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
In addition, on November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc., together, Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture, and commercialization of Q32’s clinical-stage development candidate known as ADX-097 (now referred to as AKB-097, generic name ebribafusp) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Under the terms of the APA, we (i) made an upfront payment in an amount equal to $7.0 million on the APA Closing Date, (ii) will make an additional upfront payment in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to AKB-097 up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of AKB-097 up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of AKB-097 with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
Our ability to achieve and maintain profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, including AKB-097, praliciguat and AKB-9090, and additional R&D and selling, general and administrative expenses for ongoing development, post-marketing requirements and commercialization of Auryxia and Vafseo and any other products, including those that may be in-licensed or acquired, which could lead to operating losses for the foreseeable future. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

•continue our commercialization activities for Auryxia, Vafseo and any other product or product candidate for which we obtain approval, including those that may be in-licensed or acquired;
•seek regulatory approval for any potential label expansion for Vafseo;
•conduct and enroll patients in any clinical trials, including clinical trials for praliciguat, AKB-097 and AKB-9090, and post-marketing studies or any other clinical trials for Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired;
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
We have expended and may in the future expend significant resources on our legal proceedings, as described above under Part III, Item 1. Legal Proceedings, including any legal proceedings that may be brought by or against us in the future.
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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include Auryxia or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. For example, although we initially sought approval for Vafseo for adult patients with NDD-CKD, the approved indication in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. Even though we generate product revenue from Auryxia and Vafseo in the U.S. and royalties from Riona (ferric citrate hydrate) and Vafseo in Japan, and Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of March 31, 2026, our cash and cash equivalents were $162.6 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Vafseo. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Auryxia, Vafseo, praliciguat, AKB-097, AKB-9090, and any other product or product candidate, including those that may be in-licensed or acquired;
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
•the timing and number of additional generic versions of Auryxia that enter the market following LoE for Auryxia which occurred in March 2025, the availability and pricing of generic versions of Auryxia, the impact of LoE on product revenue from Auryxia, including the impact on the price of Auryxia;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as tariffs, rising inflation, increasing interest rates, slower economic growth or recession, global trade policies, global supply chain disruptions, ongoing conflicts including the Russia-Ukraine war, hostilities between Israel and Hamas, instability in the Middle East, including the current conflict with Iran, tensions between China and Taiwan and other emerging geopolitical crises, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, from September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2025, we sold 23,708,995 shares of our common stock in an at-the-market offering with gross proceeds of $43.0 million, and during the three months ended March 31, 2026, we did not sell any shares of our common stock under this program. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
Although we continue to focus a substantial amount of our efforts to develop and commercialize Auryxia and Vafseo, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates. For example, on November 28, 2025, we acquired AKB-097, a clinical-stage development candidate with the potential to treat rare kidney diseases. In addition, in January 2026, we announced that the first patient was dosed in a Phase 2 clinical trial of praliciguat and, in April 2026, we announced that the first patient was dosed in a Phase 1 clinical trial of AKB-9090.
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, the acquisition of AKB-097 on November 28, 2025 is expected to increase research and development expenses and require significant management attention for integration, which could divert resources from other priorities, raise short‑term costs, and adversely affect our liquidity. In addition, on June 4, 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral, once-daily soluble guanylate cyclase stimulator being evaluated for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, a rare kidney disease, with plans to assess its use in other rare podocytopathies in the future. In December 2024, we entered into an amendment to the Cyclerion Agreement and we now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we needed to do additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trial for praliciguat, on January 6, 2026, we announced that the first patient was dosed in a Phase 2 clinical trial in the U.S. However, even though the clinical trial has started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transactions, including the costs or timing of development of AKB-097, praliciguat or AKB-9090, or the potential benefits of AKB-097, praliciguat or AKB-9090, were incorrect, we may not recognize the anticipated benefits of the transactions and our business could be harmed.
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
•increased amortization expenses or, in the case of a write-down of the value of acquired assets, impairment losses, and corresponding adjustments to the estimated useful life of the developed product rights;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on the Closing Date and ending on December 31, 2026 (as extended at our option), or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. If any of these events occur, and we are required to repay principal sooner than we anticipate, it would have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, will adversely affect our revenue from Auryxia. On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., or AG Distributor, as amended in September 2025, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. On March 11, 2026, Teva Pharmaceuticals Ltd., or Teva, received approval for its Abbreviated New Drug Application, or ANDA, for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols and often have lengthy processes to implement and operationalize the protocol and make the new therapy available for patients. In addition, some dialysis organizations have medical protocols that require specific steps once Vafseo is prescribed that lengthens the time before the patient starts treatment, delaying initial adoption. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or do not keep Vafseo on their medical protocols, or maintain protocols that delay treatment initiation by requiring additional steps, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected. For example, in the year ended December 2025, physicians initiating and, in some cases, maintaining, patients on therapy within the highly protocolized dialysis environment took longer than we expected. In 2025 and the quarter ended March 31, 2026, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large dialysis organizations and other medium-sized dialysis organizations, our results of operations will be negatively impacted.
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization's operational activities,
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

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
If we are unable to maintain our own sales and marketing capabilities, we will not be successful in commercializing Vafseo and any other product candidate that may be approved. Also, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Vafseo.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025, for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Part D Medicare payment for these drugs is no longer available. However, dialysis organizations will receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, payment for claims that include phosphate binders through the end of 2026. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of two years starting on January 1, 2025. TDAPA provides separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if the TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, after the TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect the cost of phosphate lowering medications, including Auryxia and for Vafseo. However, the increase related to Vafseo will only last three years and neither Auryxia nor Vafseo will receive a direct additional payment outside the bundled rate after the TDAPA period. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit. For example, there has been increased pricing pressures for erythropoiesis stimulating agents, or ESAs, which we believe is due to competition, and which may negatively impact the price of, and the market for, Vafseo after the TDAPA period.
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
Additionally, we have and will continue to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations, DaVita, Fresenius Medical Care Rx and USRC, in the aggregate, accounted for a significant percentage of our gross revenue from Auryxia and Vafseo during the three months ended March 31, 2026. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely basis or at all, our business may be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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

We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, will affect our revenue from Auryxia. We and our licensors entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). In addition, on February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, pursuant to which, since March 20, 2025, they have been selling an authorized generic version of Auryxia. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
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
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. For example, on March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market.
Drugs that compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen in the U.S. and Europe, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche. There has been increased pricing pressures for ESAs, which we believe is due to competition, and which may negatively impact the price of, and the market for, Vafseo after the TDAPA period.
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
Furthermore, certain companies are developing potential new therapies for the treatment of renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for Vafseo if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment. In addition, other new therapies for the treatment of patients with CKD not on dialysis, or NDD-CKD, may slow the progression of NDD-CKD patients becoming patients with dialysis dependent CKD, or DD-CKD, thereby reducing the DD-CKD patient population which may impact the market opportunity for Vafseo.
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
In April 2026, the FDA approved FILSPARI® (sparsentan), the first therapy indicated for the treatment of FSGS. FILSPARI is a dual endothelin and angiotensin II receptor antagonist, which is being commercialized in the U.S. by Travere® Therapeutics Inc. In addition, current treatment includes glucocorticoid steroids, calcineurin inhibitors, other immunosuppressives such as rituximab, and antihypertensives such as angiotensin-converting enzymes, such as enalapril, and angiotensin II receptor blockers, such as losartan. These treatments may slow kidney failure progression in some patients with FSGS. There are a number of treatments to address FSGS in development, including DMX-200 (repagermanium), in Phase 3 development by Dimerix Limited, and other investigational treatments in Phase 3 or Phase 2 development by companies including Apellis Pharmaceuticals, Inc., or Apellis, Boehringer Ingelheim, Sanofi, Vera Therapeutics, or Vera, and Vertex Pharmaceuticals, or Vertex. Since FSGS is heterogenous in nature, we expect a number of therapies will be needed to fully address the needs of the FSGS patient population. Additionally, a combination of therapies may also provide a beneficial impact for some patients.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

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
In addition, we have conducted, currently conduct for AKB-9090, and in the future may conduct, clinical trials outside of the U.S. for any product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo and our product candidates outside the U.S., including, among others:
•political, regulatory, compliance and economic developments, weakness or instability that could restrict our ability to manufacture, market and sell our products;
•changes in international medical reimbursement policies and programs;
•changes in healthcare policies of foreign jurisdictions;
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates, including praliciguat, AKB-097 and AKB-9090, in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
We have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. Following a Type C meeting with the FDA in October 2025, we believed that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not pursue a broader label for Vafseo for adult patients with NDD-CKD. Further, based on additional communications with the FDA regarding smaller subpopulations, we do not expect to pursue approval for potential subgroups of CKD non-dialysis dependent patients. If we pursue label expansion for alternative dosing, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or successfully complete a trial when anticipated, or at all. If the clinical trials for our label expansion opportunities are not successful or take longer than anticipated, or if we do not obtain FDA approval of label expansion for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business. Further, if the results of ongoing clinical trials of Vafseo, including our VOCAL clinical trial or the VOICE clinical trial being conducted by USRC, are not positive or are only moderately positive, it could have an adverse effect on our ability to obtain label expansion for alternative dosing or to commercialize Vafseo. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
If any of the foregoing occurs, the following may result:
•regulators may require that we change our study designs, conduct additional clinical trials, repeat clinical trials or conduct other studies beyond those that we currently contemplate;
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
•a REMS or other risk management plan imposed by FDA or other regulatory authority that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
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
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials, including for our clinical trials of praliciguat, AKB-9090 and AKB-097. AKB-097 and praliciguat are being studied for rare diseases with small patient populations and many of those patients are treated with other therapies or products. Also, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions globally. In addition, other companies are conducting, or have announced plans for, clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases. These patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to initiate and enroll enough patients to
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

complete our clinical trials of AKB-097 and praliciguat, or other product candidates, in a timely and cost-effective manner. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations.
In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug or that includes a placebo arm. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continued to be very slow despite efforts to do so. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and plan to submit to the FDA the data from those patients who completed the study.
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
•design of the study protocol;
•size, location and nature of the patient population;
•eligibility criteria for, and design of, the study in question, including study complexity;
•perceived risks and benefits of the product or product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•proximity and availability of clinical trial sites for prospective patients;
•availability of competing approved and investigational therapies and clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to available therapies or other product candidates in development;
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act, or APA. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications and whether following the guidance may become compulsory at a future point.
In addition, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process, which requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR centralized process is prescribed and results in a more lengthy and complicated approval process for CTAs and also limits a sponsor's ability to submit substantial amendments. This may increase clinical trial conduct timelines in the EU by delaying a clinical study initiation or initiation of protocol or other amendments.
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
⦁ additional foreign legal and regulatory requirements;
⦁ foreign exchange fluctuations;
⦁ compliance with foreign manufacturing, customs, shipment and storage requirements;
⦁ cultural differences in medical practice and clinical research;
⦁ diminished protection of intellectual property in some countries;
⦁ increased protection of personal data, such as GDPR in the EU; and
⦁ interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

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
•reformulation of the product, additional nonclinical or clinical trials, restrictive changes in labeling or changes to or re-approvals of manufacturing facilities may be required;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, Vafseo or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, Vafseo and any other products we commercialize will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia, Vafseo or any other products are associated with serious adverse effects, undermining our commercialization efforts.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator TPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which had been label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials, which are time consuming and expensive, before seeking approval for label expansion. Though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we initially submitted an NDA to the FDA for vadadustat in March 2021 and in March 2022 the FDA issued a CRL to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in MACE in the non-dialysis patient population. While we have since secured FDA approval for use in dialysis patients, we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. However, following a Type C meeting with the FDA in October 2025, we believed that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not pursue a broad label for Vafseo for adult patients with NDD-CKD. Further, based on additional communications with the FDA regarding smaller subpopulations, we do not expect to pursue approval for potential subgroups of CKD non-dialysis dependent patients. If we pursue label expansion for alternative dosing, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to start a trial when anticipated or complete a trial when anticipated or at all. If we do not obtain the approval of label expansion for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. For example, the FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has traditionally interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, however, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. In the event that we submit an application on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of approval.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

Safety concerns with a given product may impact marketing approval. For example, safety concerns associated with the current approved standard of care treatments for the indications for Vafseo may affect the FDA’s or other regulatory authorities’ review of the safety results of Vafseo. Emerging pharmacovigilance may also reveal safety concerns that could affect the continued marketing of Vafseo or other products in development. In addition, these regulatory authorities may not agree with our assessment of adverse events, whether for Vafseo or the current approved standard of care treatments. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that our product candidates will never obtain marketing approval in the U.S. or certain other jurisdictions or for some or all of the indications for which we seek approval.
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
•the relevant regulatory authority could deem that our financial relationships with certain principal investigators constitute a conflict of interest, such that the data from those principal investigators may not be used to support our marketing applications;
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
Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of any of our studies. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, we could be adversely affected by court decisions, including several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and Centers for Medicare and Medicaid Services, or CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU and other jurisdictions. Generally, if a product candidate that obtains an orphan drug designation is able to maintain the designation at the time of marketing application and subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a similar product for the same therapeutic indication for that period of exclusivity. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, specifically, if the product is sufficiently profitable so that market exclusivity is no longer justified.
We plan to rely on orphan drug exclusivity for praliciguat and may rely on orphan drug exclusivity for potential future product candidates that we may develop. However, we cannot assure you that we will receive orphan drug designation for praliciguat or any of our potential future product candidates; and further, that we will be able to maintain orphan designation at the time of marketing approval in the U.S., EU, or other jurisdictions. For the FDA to grant orphan drug exclusivity to one of our products, at the time of marketing approval, the FDA must find that the prevalence of the disease for which the product is indicated is still fewer than 200,000 in the U.S., the approved indication matches the designation obtained during development, and that the drug is a new orphan drug, or clinically superior to an already approved drug that is considered "the same" as our drug. The FDA may conclude that the condition or disease for which orphan drug exclusivity is sought does not meet this standard. Exclusivity attaches only to the approved indication and the specific drug product. For EMA, during marketing application review, submission of updated data on the prevalence of the disease and a justification of significant benefit will be required to maintain an EU orphan designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

same condition. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of the patients with the rare disease or condition.
The FDA Reauthorization Act of 2017, or the FDARA, requires that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease to receive orphan drug exclusivity. FDARA reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority.

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication" or "use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation which is expected to be adopted
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, shorten marketing authorization times from 210 to 180 days, and set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. Following a transition period of 24 months, these measures will likely take effect in mid-2028.
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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or Risk Management Plans in the EU, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval studies, including pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA, and observational studies of Vafseo related to safety, malignancy and pregnancy. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. A waiver may be granted in pediatric sub-populations in which the disease is not yet present or in which it is impracticable to study the drug. Regarding the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. The FDA has since released us from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and FDA denied this request in August 2023. The PMR trial had been actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. We informed the FDA of the enrollment and retention challenges in the trial and requested a release from the PMR, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further interactions with the FDA. As a result, we have halted trial enrollment and plan to submit to the FDA the data from those patients who completed the study. If the FDA does not grant the release from the PMR, we will be required to restart the trial, which would be time consuming and expensive. In addition, if the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, Vafseo and any other product for which we receive regulatory approval will be subject to extensive and ongoing regulatory oversight, requirements, and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our contract manufacturing organizations, or CMOs, or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.
Post-approval discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency or relating to manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing, distribution, use or manufacturing of the product;
•voluntary or compelled withdrawal of the product from the market, or product recalls;
•restrictions on the labeling or marketing of a product;
•fines, restitution or disgorgement of profits or revenues;
•warning or untitled letters or clinical holds;
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

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
The FDA’s policies and those of other regulatory authorities may change, and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the U.S. or in other jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or unable to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially adversely affect our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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
At the same time, disruptions at the FDA and other government agencies may result from public health events, including pandemics. For example, during the COVID-19 pandemic, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Part D Medicare payment for these drugs is no longer available under Medicare Part D. However, ESRD facilities will receive a TDAPA for Auryxia for a period of at least two years starting on January 1, 2025 based on ASP. After the TDAPA period for Auryxia and other oral-only phosphorus lowering drugs, a permanent adjustment will be made by CMS to the base rate payment for each Medicare dialysis treatment to account for these drug costs. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of no more than two years starting on January 1, 2025. The TDAPA provides separate payment based on Vafseo's ASP that will be in addition to the base rate to facilitate the adoption of innovative therapies. After the two-year TDAPA period for Vafseo, for a period of three additional years, a Medicare payment adjustment will be made for each dialysis treatment to account for the costs of Vafseo, based on 65% of its ASP. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, after the TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect the cost of phosphate lowering medications, including Auryxia and for Vafseo. However, the increase related to Vafseo will only last three years and neither Auryxia nor Vafseo will receive a direct additional payment outside the bundled rate after the TDAPA period. There can be no assurances that any increase in the Medicare bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit. For example, there has been increased pricing pressures for ESAs, which we believe is due to competition, and which may negatively impact the price of, and the market for, Vafseo after the TDAPA period. In late 2025, legislation was introduced in the U.S. Congress, KCAPA, which seeks to maintain patient access to innovative kidney care treatment, including Vafseo, by addressing reimbursement challenges following TDAPA expiration. Without such legislative protection, there is a risk that, in the post-TDAPA period, reduced reimbursement could limit provider adoption of Vafseo, restrict patient access and adversely impact our revenue.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, the President launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
•collaborators may not comply with all applicable regulatory and legal requirements; and
•our international collaborations expose us to additional risks, including differing regulatory requirements, pricing and reimbursement constraints, foreign currency fluctuations, import/export restrictions, data privacy laws, anti-corruption compliance obligations, and challenges in enforcing contractual and intellectual property rights across jurisdictions, any of which could delay development, limit commercialization or reduce revenues.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to supply us on a timely basis, or at all, or their failure to meet our demand, scale production or successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business. Additionally, we may also face significant time, cost and regulatory challenges in qualifying and transitioning to alternative manufacturers or distributors, which could adversely affect our ability to manufacture, develop and commercialize our products and product candidates.
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third-party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia and Vafseo, including Cardinal Health, Inc. as the exclusive third-party logistics provider, or 3PL, wholesale distributors and certain specialty pharmacy providers. Our reliance on third-party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality. If these third parties are unable to meet our demand, including as a result of quality issues such as batch failures or recalls, it could delay, prevent or impair our and our partners' development or commercialization efforts.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

If we, or any of our third-party manufacturers or our 3PL cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of resource constraints, catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. Additionally, these third-party manufacturers may be unable to meet our demand or scale production, may experience quality issues such as batch failures or recalls, and depend on limited suppliers for raw materials, any of which could further disrupt supply. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia and/or Vafseo or may experience delays in the launch of Vafseo or the development of our product candidates, which could materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo to satisfy the requirements of our customer and supply contracts, including inventory levels, we have incurred with respect to Auryxia, and may in the future incur, contractual penalties, which could be substantial.
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
Moreover, issues that may arise in any scale-up, technology transfer, or continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, we have experienced issues in manufacturing Auryxia, including capacity constraints, which have impacted inventory levels, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. If we are unable to produce sufficient quantities of Auryxia drug product to satisfy the requirements of our customer and supply contracts, it could have an adverse impact on our business. In addition, before we can manufacture product at a new site, we need to validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption or delay in product development. Any future supply interruptions, whether related to inventory levels, capacity, quality or quantity, for Auryxia or Vafseo where approved may negatively and materially impact our reputation and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
We do not have the ability to independently conduct certain preclinical studies and clinical trials. We are currently relying, and expect to continue to rely, upon third parties, such as CROs, clinical data management organizations, clinical monitors, medical institutions and clinical investigators, to conduct our current and future preclinical studies and clinical trials. The third parties upon whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:
•if they experience any compliance issues;
•if they experience staffing difficulties;
•if we fail to communicate effectively or provide the appropriate level of oversight;
•if they undergo changes in priorities or corporate structure including as a result of a merger or acquisition or other transaction, or become financially distressed; or
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

•if they form relationships with other entities, some of which may be our competitors.
If the third parties upon whom we rely to conduct our trials fail to adhere to clinical trial protocols or to regulatory requirements, including the enrollment of sufficient patients, the maintenance of data integrity, and the proper management of trial sites, the quantity, quality or accuracy of the data obtained by the third parties may be compromised. We are exposed to the risk of fraud or other misconduct by such third parties.
Any of these events could cause our preclinical studies and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action, which could result in our failing to maintain marketing approval of Auryxia or Vafseo, or failing to obtain or maintain marketing approval for any other product candidates on a timely basis or at all, any of which would adversely affect our business operations. In addition, if the third parties upon whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay or increase the cost of, perhaps significantly, the development and commercialization of Auryxia, Vafseo or any other product candidates.
Even though we do not directly control the third parties upon whom we rely to conduct our preclinical studies and clinical trials and therefore cannot guarantee the satisfactory and timely performance of their obligations to us, we are nevertheless responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, including GxP requirements, and applicable scientific standards, and our reliance on these third parties, including CROs, will not relieve us of our regulatory responsibilities. If we or any of our CROs, their subcontractors, or clinical trial sites fail to comply with applicable GxP requirements, the clinical data generated in our trials may be deemed unreliable or insufficient, our clinical trials could be put on hold, and/or the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials and preclinical studies must be conducted with drug product that meets certain specifications and is manufactured under applicable cGMP regulations. These requirements include, among other things, quality control, quality assurance, and the satisfactory maintenance of records and documentation.
We also rely upon third parties to store and distribute drug product for our clinical trials. For example, we use third parties to store product at various sites to distribute to our clinical trial sites. Any performance failure on the part of our storage or distribution partners could delay clinical development, marketing approval or commercialization, resulting in additional costs and depriving us of potential product revenue.
If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from Panion & BF Biotech, Inc., or Panion, a third-party, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified us in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the U.S. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or ownership of proprietary rights, which could
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
The manufacturing of biologics is highly complex, and we may experience production issues or interruptions in supply for our AKB-097 development program or other product candidates. These challenges may include variability in raw materials, equipment performance issues, process scale-up difficulties, and the need to maintain consistent product quality across batches. In addition, risks related to product characterization and analytical testing—such as limitations in assay sensitivity or specificity, incomplete understanding of critical quality attributes, difficulties in method development, qualification or validation, and potential discrepancies between analytical methods—may impact our ability to fully characterize the product and ensure comparability. Failures or delays in analytical testing, including stability testing, impurity profiling, or potency assessment, could further delay release, regulatory submissions, or approval timelines. Collectively, these issues may result in increased costs, supply interruptions, or delays in clinical development and regulatory approval.

In addition, the development process may be met with challenges related to successful scale-up of the process to deliver the required inventory to support our clinical trials. Specifically, if we or our third-party CDMOs are unable to procure critical raw materials in a timely manner, successfully scale our manufacturing process, or provide sufficient manufacturing campaign slots to support production, we may not be able to supply the required inventory to allocate to clinical trials and/or commercial supply. Raw material shortages, contamination events, or manufacturing batch failures pose significant risks and could disrupt production and therefore limit downstream supply, ultimately delaying our development timelines and having an adverse effect on our business, financial condition, operations, and product candidates.
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
Our CDMOs' facilities and their quality systems must ultimately pass a pre-approval inspection, or PAI, to confirm validity of the information filed in the BLA and to confirm the capability of our CDMOs to manufacture our product in compliance with the applicable regulations. If our or our CDMOs' quality systems or facilities involved with the preparation of our product candidates do not pass the PAI, FDA approval of such product candidates will not be granted.
Our CDMOs are subject to routine or for-cause inspections of the facilities that manufacture, test, and/or store our product candidates. Deficiencies identified during these inspections may require remediation potentially impacting or delaying the development or approval of AKB-097 or other product candidates and thereby delaying our clinical trials or the commercial approval of AKB-097. Additionally, remediation of deficiencies poses the risk of lost product or significant financial impact which also may result in delays to our clinical trials or commercial approval and could materially harm our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
On April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026 (September 29, 2026 for smaller companies not named in the Proclamation), a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, including Auryxia and Vafseo, or are listed in the FDA’s Lists of Licensed Biological Products. The 100% tariff also applies to active pharmaceutical ingredients, or APIs and key starting materials for such articles. Certain categories of products are exempt from these tariffs.
A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran.
The reciprocal tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. For those countries that have concluded trade deals with the U.S., the tariff rates agreed to, including with regard to pharmaceuticals and pharmaceutical ingredients, have now reverted to 10% until July 24, 2026. Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Trump Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.
Neither the U.S. Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. We currently manufacture all of our Vafseo drug substance and drug product in China and conduct certain research activities in China. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China, including our current Vafseo manufacturers.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
In addition, on December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, President Trump signed into law the BIOSECURE Act, which limits U.S. government procurement from and grants to biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the U.S. Department of Defense, or the Department of Defense, 1260H list of Chinese Military Companies as a BCC. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include the WuXi entities. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. On February 13, 2026, the Department of Defense published an updated list, which included WuXi STA but then abruptly withdrew the list. The implications of this action remain unclear. If the Department of Defense adds WuXi STA and its affiliates 1260H list, it could have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
In addition to patent rights in the U.S., we may seek non-patent exclusivity for any approved or future products under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, Reference Product Exclusivity, or RPE, for a new use or new formulation, but there is no guarantee that any products will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the U.S. to the first sponsor to gain approval of an NDA for an NCE. The Biologics Price Competition and Innovation Act of 2009 provides a twelve-year period of non-patent exclusivity within the U.S. for a biological product that is a reference product from the date of first licensure. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). Vafseo was granted NCE status following its approval in March 2024 and received a five-year NCE exclusivity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the sponsor does not own or have a legal right of reference to all the data required for approval. In December 2025, the FDA denied our petition for reconsideration regarding the claim of 5-year NCE exclusivity for Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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
We cannot assure you that Auryxia, Vafseo, praliciguat, AKB-097, AKB-9090, AKB-10108 or any of our other potential future products will obtain such pediatric exclusivity, NCE exclusivity, RPE, orphan drug exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure you that Vafseo or any of our potential future products will obtain patent term extension.
The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will limit Auryxia sales and would likely limit Vafseo sales, either of which would have an adverse impact on our business and results of operation.
Although the composition and use of Auryxia is currently claimed by 2 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 14 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia, Vafseo or any of our potential future products. If our OB-listed patents are successfully challenged by a third party and a generic version of Auryxia or Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which has subsequently entered the market. We expect Teva's entry into the market, and the entry of any additional generic versions of Auryxia that may be approved in addition to our AG Distributor, will adversely impact our revenue. However, the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia. Generic competition for Auryxia, Vafseo or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

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
A material weakness in internal control over financial reporting has in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.
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
We, our collaborators, contractors and other third parties rely significantly upon information technology, including in certain instances artificial intelligence-enabled software, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet and artificial intelligence-enabled software, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. While these artificial intelligence-enabled systems can enhance efficiency and analytical capabilities, they may also introduce new vulnerabilities such as algorithmic manipulation, data poisoning, or exploitation of artificial intelligence models to gain unauthorized access or use information in ways that harm our business. We purchase our information technology from vendors or service providers, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 100

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
•lead to public exposure of personal information of participants in our clinical trials, Auryxia and Vafseo patients and others;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 102

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
As of March 31, 2026, we had approximately $59.0 million of goodwill from the Merger, $1.0 million of property and equipment and $2.5 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 103

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 104

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 105

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
As of March 31, 2026 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 7.2% of our outstanding shares of common stock, and State Street Corporation beneficially owned approximately 5.1% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock or State Street Corporation could cause the price of our common stock to decline. In addition, as of March 31, 2026, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 106

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
As of March 31, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 107

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended March 31, 2026, we did not have any sales of unregistered securities, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 108

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

10.1
180 CityPoint Waltham, Massachusetts Lease Agreement Between BP Third Avenue LLC and Akebia Therapeutics, Inc. dated January 27, 2026 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.2†
Akebia Therapeutics, Inc. Fifth Amended and Restated Non-Employee Director Compensation Program, effective January 26, 2026 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.3†
Amended and Restated Executive Severance Agreement, dated January 28, 2026, between Akebia Therapeutics, Inc. and John P. Butler (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (001-36352), filed on January 30, 2026).

10.4†
Amended and Restated Executive Severance Agreement, dated January 28, 2026, between Akebia Therapeutics, Inc. and Erik J. Ostrowski (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (001-36352), filed on January 30, 2026).

10.5†
2026 Form of Executive Severance Agreement for Non-CEO C-Level Executives (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.6†
Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms and Clawback Policy) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.7†
Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms and Clawback Policy) (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.8†
Form of Officer Restricted Stock Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms)(incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

10.9†
Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting C-Level ESA Terms) (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (001-36352), filed on February 26, 2026).

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 109

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 110

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 111