Form 10-Q
period 2026-06-30
Akebia Therapeutics, Inc.
filed 2026-08-05
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 31, 2026 was 277,106,245.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•our plans with respect to the timing, investment and associated activities involved in the commercialization of Vafseo® (vadadustat) or any current or future product candidate, as well as potential growth opportunities and our ability to execute thereon, including any potential label expansion opportunities;
•our ability to maintain contracts with dialysis organizations for the sale of Auryxia® (ferric citrate) and Vafseo in the U.S.;
•the potential therapeutic benefits, safety profile, and effectiveness of Vafseo and our product candidates;
•our pipeline and portfolio, including the initiation, timing, progress, results and market potential of our research and development programs, including with respect to ebribafusp (AKB-097), praliciguat and AKB-9090;
•the timing and number of additional generic versions of Auryxia that enter the market following the loss of exclusivity for Auryxia that occurred in March 2025, the amount of generic product available to supply the market, the pricing of generic versions of Auryxia, and the impact of the loss of exclusivity on the product revenue from Auryxia, including the impact on the price of Auryxia;
•the potential indications, demand and market opportunity, potential and acceptance of Auryxia, Vafseo, ebribafusp, praliciguat and our other product candidates, including the size of eligible patient populations and total market size;
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
•our expectations, projections and estimates regarding our capital requirements, refinancing our existing debt, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations and the period of time our cash resources will fund our current operating plan, estimates with respect to our ability to operate as a going concern, our internal control over financial reporting and disclosure controls and procedures, and any future deficiencies or material weaknesses in our internal controls and procedures;
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
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, commercialization, marketing and sale of Auryxia and Vafseo and the associated timing thereof;
•our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and Vafseo and our ability to complete post-marketing requirements with respect thereto;

•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes for the post-TDAPA period on a timely basis, or at all, with third-party payors for Auryxia and Vafseo;
•the timing of initiation and progress of our clinical trials and plans to conduct preclinical studies and clinical trials in the future;
•the timing and amounts of payments from or to our collaborators and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our intellectual property position, including our expectations regarding our ability to obtain and maintain intellectual property protection for our products and product candidates, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, patent infringement suits that we have filed or may file, or other actions that we may take against companies, and the timing and resolution thereof;
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of Auryxia and Vafseo;
•our ability to maintain adequate inventory levels of Auryxia, Vafseo, ebribafusp, praliciguat and AKB-9090 and any other product candidates to fulfill our contractual obligations with customers and supply our current and future clinical trials;
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
•the implementation of our business model, current operating plan, commercial strategy, and strategic plans for our business, product candidates and technology, and business development opportunities including potential collaborations, alliances, mergers, acquisitions or licensing of assets;
•additional costs we may incur as we expand our development activities or other operating expenses, including additional costs related to Vafseo, ebribafusp, praliciguat and AKB-9090, and selling, general and administrative expenses; and
•the impact of global economic developments and geopolitical events on our business, operations, strategies and goals, including the imposition of new or revised global trade tariffs.
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
•We will require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
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
•Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia or Vafseo after the TDAPA period in the United States, or U.S., or for Auryxia and Vafseo outside the U.S., or for any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
•The commercialization of our products, and development of our products and product candidates, outside of the U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development of any of our product candidates.
•We may find it difficult to enroll patients in our clinical trials, which could delay or prevent the completion of clinical trials of our products or product candidates, including those that may be in-licensed or acquired.
•Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
•We may not be able to obtain marketing approval for current or future product candidates or for any potential label expansion for Vafseo that we may pursue, or we or our collaboration partners may experience significant delays in obtaining required regulatory approvals, which would delay our or their ability to commercialize our products and product candidates, which would materially impair our ability to generate revenue.
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
•Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our ebribafusp development program or other product candidates.
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
For the Quarter Ended June 30, 2026

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$155,548	$184,844
Inventories	13,018	15,610
Accounts receivable, net	53,506	47,031
Prepaid expenses and other current assets	7,481	5,470
Total current assets	229,553	252,955
Property and equipment, net	1,514	1,222
Operating right-of-use assets	5,800	3,663
Goodwill	59,044	59,044
Other long-term assets	53,747	59,681
Total assets	$349,658	$376,565
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,422	$21,185
Accrued expenses and other current liabilities	109,797	121,716
Current portion of deferred revenue	6,169	2,681
Current portion of long-term debt	24,809	—
Working Capital Fund liability, current portion	10,668	17,356
Total current liabilities	160,865	162,938
Long-term operating lease liabilities	4,400	—
Long-term debt, net of current portion	24,754	48,250
Liability related to settlement royalties, net of current portion	60,848	54,750
Liability related to sale of future royalties, net of current portion	50,034	50,608
Working Capital Fund liability, net of current portion	21,219	22,606
Warrant liability	1,958	2,980
Other long-term liabilities	562	1,823
Total liabilities	324,640	343,955
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value; 25,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock $0.00001 par value; 500,000,000 and 350,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 271,742,717 and 265,424,818 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,726,677	1,716,307
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,701,667)	(1,683,705)
Total stockholders' equity	25,018	32,610
Total liabilities and stockholders' equity	$349,658	$376,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Product revenue, net	$46,765	$60,461	$98,757	$116,252
License, collaboration and other revenue	2,363	2,011	3,915	3,556
Total revenues	49,128	62,472	102,672	119,808
Cost of goods sold
Cost of product and other revenue	10,424	9,919	22,714	17,544
Total cost of goods sold	10,424	9,919	22,714	17,544
Operating expenses:
Research and development	14,059	11,013	28,866	20,767
Selling, general and administrative	28,171	26,555	58,607	52,297
License	855	896	1,562	1,597
Restructuring	1,945	—	1,945	—
Total operating expenses	45,030	38,464	90,980	74,661
Income (loss) from operations	(6,326)	14,089	(11,022)	27,603
Other income (expense)
Interest expense	(3,071)	(6,834)	(7,762)	(14,604)
Other income (expense)	(7)	(28)	(4)	185
Change in fair value of warrant liability	566	(6,980)	1,022	(6,825)
Income (loss) before income taxes	(8,838)	247	(17,766)	6,359
Income tax expense	(70)	—	(196)	—
Net income (loss)	$(8,908)	$247	$(17,962)	$6,359
Comprehensive income (loss)	$(8,908)	$247	$(17,962)	$6,359

Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.07)	$0.03
Diluted	$(0.03)	$0.00	$(0.07)	$0.02

Weighted average shares of common stock outstanding:
Basic	269,602,747	262,565,500	268,331,812	249,106,383
Diluted	269,602,747	271,104,020	268,331,812	256,539,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581
Issuance of common stock, net of issuance costs	850,000	—	1,542	—	—	1,542
Exercise of options	95,996	—	178	—	—	178
Stock-based compensation expense	—	—	2,676	—	—	2,676
Restricted stock unit vesting	451,246	—	—	—	—	—
Net income	—	—	—	—	247	247
Balance at June 30, 2025	263,041,832	$2	$1,701,217	$6	$(1,672,001)	$29,224

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2025	265,424,818	$2	$1,716,307	$6	$(1,683,705)	$32,610
Proceeds from sale of stock under employee stock purchase plan	96,347	—	131	—	—	131
Exercise of options	28,424	—	20	—	—	20
Stock-based compensation expense	—	—	3,668	—	—	3,668
Restricted stock unit vesting	2,348,826	—	—	—	—	—
Net loss	—	—	—	—	(9,054)	(9,054)
Balance at March 31, 2026	267,898,415	$2	$1,720,126	$6	$(1,692,759)	$27,375
Issuance of common stock, net of issuance costs	3,138,107	—	3,240	—	—	3,240
Exercise of options	134,550	—	85	—	—	85
Stock-based compensation expense	—	—	3,226	—	—	3,226
Restricted stock unit vesting	571,645	—	—	—	—	—
Net loss	—	—	—	—	(8,908)	(8,908)
Balance at June 30, 2026	271,742,717	$2	$1,726,677	$6	$(1,701,667)	$25,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Operating Activities:
Net income (loss)	$(17,962)	$6,359
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	913	630
Impairment of fixed assets	64	—
Bad debt expense	198	959
Change in fair value of warrant liability	(1,022)	6,825
Non-cash royalty revenue related to sale of future royalties	(743)	(863)
Non-cash interest expense	7,384	12,437
Non-cash operating lease expense	2,422	2,231
Write-down of inventory	4,943	115
Gain on the sale of property and equipment	—	(172)
Stock-based compensation expense	6,894	4,863
Changes in operating assets and liabilities:
Accounts receivable	(6,673)	(39,400)
Inventory	(3,195)	(12,606)
Prepaid expenses and other current assets	(2,002)	3,518
Other long-term assets	(710)	103
Accounts payable	(5,190)	1,491
Accrued expense and other current liabilities	(3,406)	18,778
Operating lease liabilities	(2,611)	(2,647)
Deferred revenue	3,488	5,532
Other long-term liabilities	(474)	605
Net cash provided by (used in) operating activities	(17,682)	8,758
Investing Activities:
Purchases of equipment	(1,141)	(144)
Proceeds from the sale of property and equipment	—	172
Purchase of IPR&D asset	(3,000)	—
Net cash provided by (used in) investing activities	(4,141)	28
Financing Activities:
Proceeds from the issuance of debt	—	10,000
Payments of issuance costs related to BlackRock Credit Agreement	—	(63)
Proceeds from issuance of common stock, net of issuance costs	3,240	66,449
Proceeds from issuance of stock under employee stock purchase plan	131	78
Proceeds from the exercise of stock options	105	660
Repayment of WCF liability	(8,854)	—
Repayment of liability related to settlement royalties	(2,086)	—
Repayment of term debt	—	(462)
Net cash provided by (used in) financing activities	(7,464)	76,662
Increase (decrease) in cash, cash equivalents and restricted cash	(29,287)	85,448
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$157,256	$138,998

Supplemental disclosures of non-cash financing and investing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$—	$2,199
Purchase of IPR&D asset included in accrued expenses and other current liabilities	2,000	—
Right-of-use asset obtained in exchange for lease liabilities	4,559	—
Property and equipment included in accounts payable	128	—
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
Since its inception, the Company has devoted most of its resources to research and development, or R&D, including its preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. The Company's mid-stage rare kidney disease pipeline assets, praliciguat and ebribafusp, are being evaluated to target areas of unmet need. The Company's early-stage pipeline assets include AKB-9090 and AKB-10108, which are HIF molecules. In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage its fully integrated team.
As of June 30, 2026, the Company had cash and cash equivalents of $155.5 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan through at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. If the Company is unable to refinance its senior secured term loan, or the Company’s operating performance deteriorates significantly from the levels expected in the Company’s long-term operating plan, including if the Company does not achieve its future anticipated Vafseo revenue projections, it would have an adverse effect on the Company’s liquidity and capital resources, and the Company would be required to obtain additional financing to fund its operating plan or continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period.
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of June 30, 2026, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in "prepaid expenses and other current assets" in the consolidated balance sheet as of June 30, 2026 and December 31, 2025.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash, cash equivalents and restricted cash (in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$155,548	$184,844
Restricted cash	1,708	1,699
Total cash, cash equivalents and restricted cash	$157,256	$186,543
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed, as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $2.9 million and $2.7 million as of June 30, 2026 and December 31, 2025, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$2,691	$1,212
Provision for bad debts	198	959
Ending balance	$2,889	$2,171
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
New Accounting Pronouncements - Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets in developing reasonable and supportable forecasts. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election, are required to apply the amendments prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to clarify ambiguities and improve consistency across multiple topics in the ASC, or the Update. Key provisions include amendments to Topic 260, Earnings Per Share, or EPS, to refine the treatment of anti-dilutive shares in year-to-date diluted EPS calculations when an entity experiences a loss from continuing operations. The amendments in the Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in the Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in the Update (except for the amendments to Topic 260, Earnings Per Share) using one of the following transition methods: (i) prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company is currently evaluating ASU 2025-12 and does not expect it to have a material effect on the Company’s consolidated financial statements.
3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$137,227	$—	$—	$137,227
Long-term liability:
Warrant liability	$—	$1,958	$—	$1,958

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$172,689	$—	$—	$172,689
Long-term liability:
Warrant liability	$—	$2,980	$—	$2,980
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
The fair value of the Company's senior secured term loan facility approximates its carrying value as of June 30, 2026 and December 31, 2025, as the instrument bears interest at a variable rate that reflects current market rates.
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES
Inventories consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Inventories, current:
Work-in-process	$6,794	$12,651
Finished goods	6,224	2,959
Inventories, current	$13,018	$15,610
Long-term inventories included in other long-term assets:
Raw materials	50	50
Work-in-process	50,706	57,290
Finished goods	2,516	1,789
Inventories, long-term	$53,272	$59,129
Total inventories	$66,290	$74,739
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $1.7 million and $4.9 million during the three and six months ended June 30, 2026, respectively, and immaterial and $0.1 million during the three and six months ended June 30, 2025, respectively.
5.GOODWILL
As of each of June 30, 2026 and December 31, 2025, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx Biopharmaceuticals, Inc., pursuant to which Keryx Biopharmaceuticals, Inc. became a wholly owned subsidiary of the Company. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	June 30, 2026	December 31, 2025
Restricted cash	$1,708	$1,699
Other	5,773	3,771
Total prepaid expenses and other current assets	$7,481	$5,470
Other prepaid expenses and other current assets, among other things, include capitalized implementation costs, prepaid insurance, prepaid clinical trial costs and prepaid information technology costs.
Other long-term assets are as follows (in thousands):

Description	June 30, 2026	December 31, 2025
Long-term inventories	$53,272	$59,129
Other	475	552
Total other long-term assets	$53,747	$59,681
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	June 30, 2026	December 31, 2025
Product revenue allowances excluding rebates	$5,568	$7,916
Product rebates	68,893	64,674
Product return provisions, current portion	1,694	2,375
Clinical trial costs	1,446	1,188
Compensation and related benefits	7,348	11,018
Operating lease liabilities	1,006	3,548
Royalties due to Panion & BF Biotech, Inc.	2,458	3,924
Professional fees	1,572	1,597
Accrued manufacturing costs	2,362	1,808
Restructuring costs	1,688	—
Liability related to sale of future royalties, current portion	1,450	1,664
Settlement royalties liability, current portion	9,624	12,516
Payments due to Q32 Bio Inc.	2,000	5,000
Other	2,688	4,488
Total accrued expenses and other current liabilities	$109,797	$121,716
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date; (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date; and (iii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date.
On February 3, 2025, the Company and Kreos entered into a Second Amendment to the BlackRock Credit Agreement, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest accrued on the Extended Tranche C as if it was advanced on December 31, 2024.
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
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of June 30, 2026, the Company's interest rate was 11.00%. The Company recognized interest expense related to the BlackRock Credit Agreement of $2.2 million and $4.3 million during the three and six months ended June 30, 2026, respectively, and $2.1 million and $4.1 million during the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Years ended December 31,	Principal Payments
2026	$—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(2,876)
Total term loans	$49,563
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each reporting period and when a warrant is exercised, with the changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $2.0 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively. See Note 3, Fair Value Measurements, for information on the fair value determination.
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
8.LIABILITY RELATED TO SETTLEMENT ROYALTIES, WORKING CAPITAL FUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
Vifor License Agreement
Summary of Agreement
In February 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor License Agreement, with CSL Vifor, which amended and restated the License Agreement dated as of May 12, 2017, or the Original
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Agreement. The Vifor License Agreement granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies in the U.S. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor License Agreement, which was previously recorded as long-term deferred revenue in the consolidated balance sheets.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Vifor License Agreement.
Investment Agreements
In May 2017, in connection with the Original License Agreement, the Company sold an aggregate of 3,571,429 shares of its common stock, or 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million.
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
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606. The Company therefore determined that the consideration received from CSL Vifor of $43.3 million, comprised of the upfront payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize the related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments.
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual effective interest rate as of June 30, 2026 was 9.9% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $1.7 million and $5.3 million for the three and six months ended June 30, 2026, respectively, and $5.4 million and $10.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the balances related to the settlement royalties liability were as follows (in thousands):

Description	June 30, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$9,624	$12,516
Long-term portion	60,848	54,750
Total settlement royalties liability	$70,472	$67,266
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
The discount on the Working Capital Fund liability is being amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is being amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.2 million and $2.3 million for each of the three and six months ended June 30, 2026 and 2025, respectively. The amortization of the deferred gain was $0.8 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	June 30, 2026	December 31, 2025
Current portion	$10,668	$17,356
Long-term portion	21,219	22,606
Total Working Capital Fund liability	$31,887	$39,962
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
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of June 30, 2026 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the TPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid royalties to HCR of $0.3 million and $0.8 million during the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.9 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025 the balances were as follows (in thousands):

Liability related to sale of future royalties	June 30, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$1,450	$1,664
Long-term portion	50,034	50,608
Total liability related to sale of future royalties	$51,484	$52,272
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
The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Waltham Lease
On January 27, 2026, the Company entered into a lease agreement, or the Waltham Lease, with BP THIRD AVENUE LLC, a Delaware limited liability company, or the Landlord, pursuant to which the Company leases an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space, or the Office Premises, and 14,956 square feet of laboratory space, or the Lab Premises, located in Waltham, Massachusetts. The Company intends to relocate its corporate headquarters to Waltham in September 2026.
Prior to commencement of the term of the Waltham Lease, the Landlord is performing certain items of work on the Office Premises, or the Landlord’s Office Premises Work, and the Lab Premises, or the Landlord’s Lab Premises Work, each pursuant to the Waltham Lease. The Landlord is solely responsible for the payment of all costs and expenses associated with completing such work, except as otherwise expressly set forth in the Waltham Lease.
The term of the Waltham Lease with respect to the Office Premises commences on the earlier to occur of (i) the date on which the Landlord’s Office Premises Work has been “substantially completed” and the Office Premises are “ready for occupancy” (each as defined in the Waltham Lease) or (ii) the date upon which the Company occupies all or any portion of the Office Premises, which is expected to be on or about September 1, 2026, or the Office Term Commencement Date. The initial term of the Waltham Lease will be for an 84-calendar month-period commencing on the Office Term Commencement Date, unless extended or sooner terminated as provided in the Waltham Lease, with one five-year extension option available.
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
In May 2026, the Company gained access to the Office Premises to begin leasehold improvements. Accordingly, the Company recorded a right-of-use asset and lease liability of $4.6 million in the condensed consolidated balance sheet related to the Office Premises as of the access date. The Waltham Lease with respect to the Office Premises is non-cancelable and is classified as an operating lease. The renewal option with respect to the Office Premises was not included in the calculation of the right-of-use asset and operating lease liability as the renewal was not reasonably certain. The Company's obligation for payment of base rent begins on the Office Term Commencement Date.
Future Lease Commitments
Future commitments under the non-cancelable Cambridge Lease and Waltham Lease are as follows (in thousands):

Operating Lease Commitments
2026	$1,059
2027	908
2028	936
2029	965
Thereafter	3,779
Total lease commitments	$7,647
Less: present value adjustment	(2,309)
Current operating lease liabilities	$5,338
Total operating lease costs were $1.4 million and $2.7 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $2.9 million for each of the three and six months ended June 30, 2026 and 2025, respectively.
The weighted average remaining lease term for the operating leases was 6.20 years and the incremental borrowing rate was 10.42% as of June 30, 2026.
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia, annually at a predetermined price. As of June 30, 2026, the Company had no minimum commitments with Siegfried.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceeded the then current forecast, including review of assumptions of expected future demand and expiry of inventory. The Company did not have an excess firm purchase commitment liability as of June 30, 2026. The excess firm purchase commitment liability recorded in other long-term liabilities was $0.8 million as of December 31, 2025.
Patheon Manufacturing
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon agreed to manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2023, with the agreement renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of June 30, 2026, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec Co., Ltd., or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of June 30, 2026, the Company has committed to purchase $69.2 million of Vafseo drug substance from WuXi STA through the end of 2027, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Additionally, on February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of June 30, 2026, the Company has committed to purchase $1.9 million of Vafseo drug product from WuXi STA through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
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
The Company incurred royalty payments due to Panion of approximately $1.6 million and $3.8 million during the three and six months ended June 30, 2026, respectively, and $3.1 million and $5.7 million during the three and six months ended June 30, 2025, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. (succeeded by Shionogi & Co., Ltd.) and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
Cyclerion Agreement
In June 2021, the Company entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, under which the Company obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million to Cyclerion, which was paid during the second quarter of 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The $3.0 million upfront payment was charged to research and development expense at acquisition in June 2021, as it relates to a development stage compound with no alternative future use.
In December 2024, the Company and Cyclerion entered into an amendment to the Cyclerion Agreement, pursuant to which the Company agreed to pay Cyclerion (i) $1.25 million, which was paid in December 2024, and (ii) $0.5 million, which was paid in September 2025. In addition, the parties agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. During the year ended December 31, 2024, the Company recorded the $1.25 million payment and $0.5 million payment to research and development expense in accordance with ASC 730, Research and Development, as praliciguat remains a development stage compound with no alternative future use. Furthermore, the only contingency as it related to the $0.5 million payment made in September 2025 was the passage of time.
Under the Cyclerion Agreement, as amended in December 2024, Cyclerion is eligible to receive up to an additional aggregate of $197.5 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. In December 2025, the Company incurred a $1.0 million development milestone in connection with the initiation of a Phase 2 clinical trial for praliciguat in the U.S., which was charged to research and development expense during the year ended December 31, 2025. The $1.0 million development milestone was paid during the six months ended June 30, 2026. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Q32 Agreement
On November 28, 2025, or the APA Closing Date, the Company entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc, or together, Q32, pursuant to which Q32 sold and assigned to the Company, and the Company purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097), worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Ebribafusp, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, is a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, the Company (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) made an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
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
The fair value was allocated to in process research and development, or IPR&D, assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $12.8 million related to acquired IPR&D expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The $2.0 million development milestone payment is included in accrued expenses and other current liabilities in the consolidated balance sheet as of June 30, 2026.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $75.9 million at June 30, 2026. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and six months ended June 30, 2026 and 2025, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of June 30, 2026. The Company does not have any claims related to these indemnification obligations and consequently no related accruals were recorded.
11.PRODUCT REVENUE AND PROVISIONS FOR VARIABLE CONSIDERATION
The following table presents net product revenue for Vafseo and Auryxia (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
Product	2026	2025	2026	2025
Vafseo	$21,302	$13,279	$37,104	$25,313
Auryxia(1)	25,463	47,182	61,653	90,939
Total product revenues	$46,765	$60,461	$98,757	$116,252
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, during the three and six months ended June 30, 2026 and 2025.
The following tables present changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Distributor (in thousands):

	Six Months Ended June 30, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$194	$12,300	$(9,668)	$2,826
Contract liabilities:
Deferred revenue	$2,681	$12,495	$(9,050)	$6,126

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$8,662	$(3,294)	$5,368
Contract liabilities:
Deferred revenue	$—	$8,118	$(2,586)	$5,532
The Company recognized the following revenues related to the Company's sales to its AG Distributor as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2026	2025	2026	2025
Deferred revenue — beginning of the period	$5,616	$1,241	$8,626	$—
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product revenue allowance and provision categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2025	$1,153	$72,589	$3,351	$77,093
Current provisions related to sales in current year	3,298	36,600	320	40,218
Adjustments related to prior year sales	26	(4,701)	—	(4,675)
Credits/payments made	(3,416)	(30,027)	(1,414)	(34,857)
Balance at June 30, 2026	$1,061	$74,461	$2,257	$77,779

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	1,202	42,323	496	44,021
Adjustments related to prior year sales	69	346	(164)	251
Credits/payments made	(2,359)	(13,227)	(269)	(15,855)
Balance at June 30, 2025	$348	$45,168	$6,505	$52,021
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
Accounts receivable, net related to product sales, was approximately $48.1 million and $44.4 million as of June 30, 2026 and December 31, 2025, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Entity	Description	2026	2025	2026	2025
Medice	License and royalties related to the sale of Vafseo in the EU	$527	$16	$560	$24
TPC	License and Product Supply of Vafseo in Japan	412	502	752	870
JT and Torii	License and royalties related to the sale of Riona in Japan	1,424	1,493	2,603	2,662
Total license and other revenue		$2,363	$2,011	$3,915	$3,556
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,391	$3,948	$(3,792)	$2,547
Contract liability:
Deferred revenue	$—	$44	$—	$44

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$2,010	$3,556	$(3,521)	$2,045
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and 2025.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2026	2025	2026	2025
Deferred revenue — beginning of the period	$—	$—	$—	$—
During each of the three and six months ended June 30, 2026 and 2025, the Company recognized no revenue from performance obligations satisfied in previous periods.
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
Under the Medice License Agreement, the Company received an upfront payment of $10.0 million and is eligible to receive the following payments:
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the upfront payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was received during the six months ended June 30, 2025.
Pursuant to the terms of the Medice License Agreement, the upfront payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million upfront payment as license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the three and six months ended June 30, 2026 and 2025, the Company recognized $0.1 million in revenue and an immaterial amount of revenue from Medice royalties, respectively. As of June 30, 2026, there were $0.2 million in contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company supplies Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company recognized $0.5 million of revenue under the Medice Supply Agreement during the three and six months ended June 30, 2026. The Company did not recognize any revenue under the Medice Supply Agreement during the three and six months ended June 30, 2025. As of June 30, 2026, there were $0.5 million in accounts receivable, immaterial deferred revenue and no contract assets or payables in connection with the Medice Supply Agreement.
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
The Company did not recognize any revenue related to the supply of vadadustat drug substance to Medice during the three and six months ended June 30, 2026 and 2025.
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
The transaction price was comprised of: (i) the upfront payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to TPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $9.4 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2026, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the TPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from TPC royalties in the period in which the sales occur. The Company recognized revenue from TPC royalties of $0.4 million and $0.8 million during the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2025, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the TPC Agreement, subject to certain caps and other conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, there were no accounts receivable, payables or deferred revenue and $0.4 million in contract assets recorded in connection with the TPC Agreement.
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
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to TPC and delivery has occurred and TPC has accepted the product. The Company recognized no revenue under the TPC Supply Agreement during each of the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there were no accounts receivable, deferred revenue or other current liabilities relating to the TPC Supply Agreement.
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
The Company recognized license revenue of $1.4 million and $2.6 million during the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.7 million during the three and six months ended June 30, 2025, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded. As of June 30, 2026, there was $1.4 million in accounts receivable relating to the JT and Torii Sublicense Agreement.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
In June 2026, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, which (i) increased the number of authorized shares of capital stock from 375,000,000 to 525,000,000 and (ii) increased the number of authorized shares of common stock, par value $0.00001 per share, from 350,000,000 to 500,000,000.
As of June 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 500,000,000 and 350,000,000 shares of common stock, respectively, $0.00001 par value per share, of which 271,742,717 and 265,424,818 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of June 30, 2026 and December 31, 2025.
At-the-Market Facility
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2025, the Company sold 23,708,995 shares of its common stock under this program with gross proceeds of $43.0 million ($42.2 million, net of offering expenses). During the three and six months ended June 30, 2026, the Company sold 3,138,107 shares of its common stock under this program with gross proceeds of $3.4 million ($3.2 million, net of offering expenses).
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

Net proceeds from the Offering were $46.5 million, after deducting underwriting discounts, commissions and offering expenses and net proceeds from the Offering of the Additional Shares were $1.6 million, after deducting underwriting discounts, commissions and offering expenses.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.STOCK-BASED COMPENSATION PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $3.2 million and $6.9 million during the three and six months ended June 30, 2026, respectively, and $2.7 million and $4.9 million for the three and six months ended June 30, 2025, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			June 30, 2026		December 31, 2025
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and restricted stock units (RSUs)	68,864	—	148,860	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, stock appreciation rights (SARs) and performance awards	7,480,381	—	8,412,898	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (4) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	22,593,201	16,489,811	15,913,729	24,723,655
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
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 948,628 options included as outstanding under the 2014 Plan in the table and 3,723,290 options included as outstanding under the 2023 Plan in the table as of June 30, 2026 and 1,050,525 options included as outstanding under the 2014 Plan and 3,034,085 options included as outstanding under the 2023 Plan in the table as of December 31, 2025.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Common Stock Options and Stock Appreciation Rights
During the six months ended June 30, 2026, the Company granted 4,011,200 options to employees and 536,000 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2026, the Company granted 1,201,575 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,044,875 options remained outstanding as of June 30, 2026.
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
The combined stock option activity for the six months ended June 30, 2026, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	18,152,258	$2.85	6.97 years	$3,690
Granted	5,748,775	$1.38	—	—
Exercised	(162,974)	$0.64	—	—
Expired	(672,449)	$5.75	—	—
Canceled and forfeited	(1,019,945)	$1.71	—	—
Outstanding at June 30, 2026	22,045,665	$2.45	7.22 years	$1,608
Exercisable at June 30, 2026	11,510,155	$3.17	5.74 years	$1,292
As of June 30, 2026, there was approximately $13.0 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.76 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	330,622	$0.63	5,992,607	$2.09
Granted	—	$—	5,662,700	$1.39
Vested	(330,622)	$0.63	(2,589,849)	$2.17
Forfeited and canceled	—	$—	(968,677)	$1.67
Unvested as of June 30, 2026	—	$—	8,096,781	$1.63
As of June 30, 2026, there was $10.3 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.99 years.
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP, substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of June 30, 2026 and December 31, 2025, a total of 4,164,300 and 4,260,647 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 96,347 shares under the ESPP during the six months ended June 30, 2026.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
Common Stock Options	2026			2025			2026			2025
Risk-free interest rate	4.02%	-	4.25%	3.81%	-	4.09%	3.61%	-	4.25%	3.81%	-	4.38%
Expected volatility	96.64%	-	118.02%	111.61%	-	123.58%	96.64%	-	119.09%	111.61%	-	123.58%
Expected term (years)	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$1.01			$2.99			$1.18			$2.10
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$124	$183	$322	$322
Research and development	565	531	1,621	998
Selling, general and administrative	2,473	1,962	4,887	3,543
Restructuring	64	—	64	—
Total stock-based compensation	$3,226	$2,676	$6,894	$4,863
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.NET INCOME (LOSS) PER SHARE
The following summarizes the calculation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income (loss)	$(8,908)	$247	$(17,962)	$6,359

Denominator
Denominator for basic net income (loss) per share - weighted average outstanding shares of common stock	269,602,747	262,565,500	268,331,812	249,106,383
Dilutive effect of common stock options and SARs	—	3,355,271	—	2,899,471
Dilutive effect of RSUs	—	2,959,976	—	2,688,180
Dilutive effect of warrants	—	2,215,180	—	1,836,580
Dilutive effect of ESPP	—	8,093	—	8,451
Denominator for diluted net income (loss) per share - weighted average outstanding shares of common stock and assumed conversions	269,602,747	271,104,020	268,331,812	256,539,065
Basic net income (loss) per share	$(0.03)	$—	$(0.07)	$0.03
Diluted net income (loss) per share	$(0.03)	$—	$(0.07)	$0.02
Potentially dilutive securities including common stock options, RSUs, SARs and warrants have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For the three and six months ended June 30, 2026 in which the Company reported a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

Three and Six Months Ended June 30, 2026
Outstanding common stock options	21,410,352
SARs	635,313
Unvested RSUs	8,096,781
Warrants	2,115,385
Total	32,257,831
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
The following table presents information about reported segment revenues, segment profit or loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025:
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$49,128	$62,472	$102,672	$119,808
Less:
Direct cost of product and other revenue	8,849	6,826	18,883	11,886
Panion royalty	1,575	3,093	3,831	5,658
Research and development	14,059	11,013	28,866	20,767
Selling, general and administrative	28,171	26,555	58,607	52,297
License	855	896	1,562	1,597
Restructuring	1,945	—	1,945	—
Income (loss) from operations	(6,326)	14,089	(11,022)	27,603

Other income (expense)
Interest expense	(3,071)	(6,834)	(7,762)	(14,604)
Other income	(7)	(28)	(4)	185
Change in fair value of warrant liability	566	(6,980)	1,022	(6,825)
Income (loss) before income taxes	(8,838)	247	(17,766)	6,359
Income tax expense	(70)	—	(196)	—
Net income (loss)	$(8,908)	$247	$(17,962)	$6,359
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

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
Our current product portfolio includes:
Vafseo® (vadadustat) is an orally administered medicine that was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Vafseo is the only oral hypoxia inducible factor, or HIF, based treatment available in the U.S. Vafseo entered the market in January 2025.
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
Our development pipeline includes:
Our mid-stage rare kidney disease pipeline assets, praliciguat and ebribafusp, are being evaluated to target areas of unmet need. In June 2021, we licensed praliciguat from Cyclerion Therapeutics, Inc., or Cyclerion, via an exclusive global license, which includes certain intellectual property rights to research, develop and commercialize the asset. Praliciguat is an oral, once-daily soluble guanylate cyclase, or sGC, stimulator. We are evaluating praliciguat for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, or FSGS, a rare kidney disease, in a Phase 2 clinical trial. The first patient was dosed in this trial in December 2025. We also plan to assess the use of praliciguat in other rare podocytopathies in the future.
In November 2025, we entered into an asset purchase agreement with Q32 Bio Inc. and Q32 Bio Operations Inc., together Q32, pursuant to which we purchased and assumed substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097), an anti-C3d-Factor H fusion protein complement inhibitor. Ebribafusp is a potential next-generation complement inhibitor, and we believe ebribafusp has applicability across a wide range of complement-mediated rare kidney diseases. Ebribafusp is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic complement inhibition. In August
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

2026, we announced the initiation of a Phase 2 basket study to evaluate ebribafusp in IgA Nephropathy, or IgAN, C3 Glomerulopathy, or C3G, and Lupus Nephritis, or LN.
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
Product Revenue
We generate product revenue from commercial sales of Auryxia and Vafseo to a limited number of customers, including dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our authorized generic distribution partner for Auryxia, Mylan Therapeutics, Inc., or AG Distributor. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under our agreements with our partners, including license fees, royalty payments and revenue from product we supply.
We expect to continue to generate revenue from our license, collaboration and supply agreements with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, Tanabe Pharma Corporation, or TPC, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, and any other collaborations into which we have entered or may enter.
Cost of Product and Other Revenue
Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product, including at our contract development and manufacturing organizations, or CDMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, changes in reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in a firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

•the cost of acquiring, developing and manufacturing clinical trial materials through CDMOs;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies associated with our laboratory space as well as our R&D team;
•acquired in process research and development costs associated with the acquisition of Q32's clinical stage development asset known as ebribafusp; and
•costs associated with discovery and development for preclinical, clinical and regulatory activities.
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
From inception through June 30, 2026, we have incurred $1.8 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Vafseo, praliciguat, ebribafusp, AKB-9090 and any other product or product candidate, including those that may be in-licensed or acquired.
A significant portion of our R&D costs have been external costs, which we track on a program-by-program basis as well as costs related to possible new manufacturing processes and methods associated with our commercial products. These external costs include fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and costs related to acquiring and manufacturing clinical trial materials, including costs paid to CDMOs to manufacture clinical trial materials.
We do not track our internal personnel and facilities costs on a program-by-program basis as our personnel are deployed across multiple R&D projects.
Each of our products and product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q. A change in the outcome of any of the variables with respect to the development of Vafseo, praliciguat, ebribafusp and AKB-9090 and any other product or product candidate, could result in a significant change in the costs and timing associated with that development.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

Value Measurements, and Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the warrant liability.
Recent Events
Interim Analysis of Vafseo Outcomes In Center Experience (VOICE) Trial
In June 2026, we and U.S. Renal Care, or USRC, Kidney Research announced the results of a planned interim analysis of the VOICE trial and that it met the predefined stopping criteria by establishing non-inferiority and superiority of the primary composite endpoint and the decision by USRC Kidney Research to stop the trial on this basis. The primary investigator made the decision to stop the trial after a recommendation from the Independent Data Monitoring Committee and Trial Steering Committee, based on an interim analysis of data from the trial as of the June 1, 2026 data cutoff date meeting the prescribed stopping criteria.
Increase to Authorized Shares
In June 2026, we filed a Certificate of Amendment to our Ninth Amended and Restated Certificate of Incorporation, which (i) increased the number of authorized shares of capital stock from 375,000,000 to 525,000,000 and (ii) increased the number of authorized shares of common stock, par value $0.00001 per share, from 350,000,000 to 500,000,000.
Cambridge Lease Extension - Lab Space
On April 9, 2026, we extended the term of our lease for office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease, with respect to the laboratory space from September 11, 2026 to October 31, 2026. See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Cambridge Lease.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenues
Product revenue, net	$46,765	$60,461	$(13,696)	(23)%
License, collaboration and other revenue	2,363	2,011	352	18%
Total revenues	49,128	62,472	(13,344)	(21)%
Cost of goods sold
Cost of product and other revenue	10,424	9,919	505	5%
Total cost of goods sold	10,424	9,919	505	5%
Operating expenses
Research and development	14,059	11,013	3,046	28%
Selling, general and administrative	28,171	26,555	1,616	6%
License	855	896	(41)	(5)%
Restructuring	1,945	—	1,945	100%
Total operating expenses	45,030	38,464	6,566	17%
Income (loss) from operations	(6,326)	14,089	(20,415)	(145)%
Other expense, net	(3,078)	(6,862)	3,784	(55)%
Change in fair value of warrant liability	566	(6,980)	7,546	(108)%
Income (loss) before income taxes	(8,838)	247	(9,085)	(3678)%
Income tax expense	(70)	—	(70)	*
Net income (loss)	$(8,908)	$247	$(9,155)	(3706)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Distributor for Auryxia.
Net product revenue was $46.8 million for the three months ended June 30, 2026, compared to $60.5 million for the three months ended June 30, 2025. The decrease was primarily due to lower Auryxia revenues, which were partially offset by higher Vafseo revenues.
Following LoE for Auryxia in March 2025, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations on favorable terms, or at all, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
As a result of changes in the amount of reimbursement dialysis facilities will receive for use of Vafseo when Vafseo transitions from the Transitional Drug Add-on Payment Adjustment, or TDAPA, period to the post-TDAPA period beginning in 2027, we expect to price Vafseo within the range of the price for ESAs. ESAs are currently priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point.
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

The following table summarizes our product revenue by product for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
Product	2026	2025
Vafseo	$21,302	$13,279
Auryxia(1)	25,463	47,182
Total product revenues	$46,765	$60,461
(1) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the three months ended June 30, 2026 and 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $2.4 million for the three months ended June 30, 2026, compared to $2.0 million for the three months ended June 30, 2025. The increase was primarily due to revenue recognized in connection with our supply agreement with Medice during the three months ended June 30, 2026.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $10.4 million for the three months ended June 30, 2026 compared to $9.9 million for the three months ended June 30, 2025. The increase was primarily due to an increase in inventory write-downs as a result of excess, obsolescence, scrap or other reasons during the three months ended June 30, 2026.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $1.0 million for the three months ended June 30, 2026, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended June 30, 2026 was valued at cost, our cost of product and other revenue would have been $3.5 million. As of June 30, 2026, we had $18.2 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
R&D Expenses—R&D expenses were $14.1 million for the three months ended June 30, 2026, compared to $11.0 million for the three months ended June 30, 2025. The increase was primarily driven by increased clinical trial activities related to our mid-stage pipeline assets, which include praliciguat and ebribafusp, as well as higher headcount related costs during the three months ended June 30, 2026.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Clinical trial and related external costs(1):
Vafseo and Auryxia	$2,950	$3,239
Mid-stage pipeline assets (praliciguat and ebribafusp)	2,545	22
Early-stage pipeline assets (AKB-9090 and AKB-10108)	663	1,162
Non-program specific	1,706	1,436
Total external R&D expenses	7,864	5,859
Internal personnel, consulting, facilities and other	6,195	5,154
Total R&D expenses	$14,059	$11,013
(1) See the section titled "Business Overview" for details on our current product portfolio and development pipeline.
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $28.2 million for the three months ended June 30, 2026, compared to $26.6 million for the three months ended June 30, 2025. The increase was driven by increased commercialization activities.
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $0.9 million for each of the three months ended June 30, 2026 and 2025.
Restructuring Expenses—Restructuring expenses were $1.9 million for the three months ended June 30, 2026. In June 2026, we modified our commercial approach with the goal of increasing the efficiency and effectiveness of our commercial field team based on the stage of our Vafseo launch and implemented a commercial reorganization, which resulted in a reduction in headcount representing approximately 13% of our workforce prior to the reduction. There were no restructuring expenses for the three months ended June 30, 2025.
Other Expense, Net—Other expense, net, was $3.1 million for the three months ended June 30, 2026, compared to $6.9 million for the three months ended June 30, 2025. The decrease was primarily due to lower non-cash interest expense related to the settlement royalty liability in connection with the Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement, as well as higher interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, included in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.6 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively.
Income Tax Expense—Income tax expense was $0.1 million for the three months ended June 30, 2026. There was no income tax expense for the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues
Product revenue, net	$98,757	$116,252	$(17,495)	(15)%
License, collaboration and other revenue	3,915	$3,556	359	10%
Total revenues	102,672	119,808	(17,136)	(14)%
Cost of goods sold
Cost of product and other revenue	22,714	$17,544	5,170	29%
Total cost of goods sold	22,714	17,544	5,170	29%
Operating expenses
Research and development	28,866	20,767	8,099	39%
Selling, general and administrative	58,607	52,297	6,310	12%
License	1,562	1,597	(35)	(2)%
Restructuring	1,945	—	1,945	100%
Total operating expenses	90,980	74,661	16,319	22%
Operating income (loss)	(11,022)	27,603	(38,625)	(140)%
Other expense, net	(7,766)	(14,419)	6,653	(46)%
Change in fair value of warrant liability	1,022	(6,825)	7,847	(115)%
Income (loss) before income taxes	(17,766)	6,359	(24,125)	(379)%
Income tax expense	(196)	—	(196)	*
Net income (loss)	(17,962)	6,359	(24,321)	(382)%

*Percentage change not meaningful.
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

Product Revenue, Net—Net product revenue is derived from sales of Auryxia and Vafseo in the U.S. We distribute Auryxia and Vafseo principally through a limited number of dialysis organizations, wholesale distributors, certain specialty pharmacy providers and our AG Distributor for Auryxia.
Net product revenue was $98.8 million for the six months ended June 30, 2026, compared to $116.3 million for the six months ended June 30, 2025. The decrease was primarily due to lower Auryxia revenues, which were partially offset by higher Vafseo revenues. The lower Auryxia revenues are due to LoE for Auryxia in March 2025 and Teva's entry into the market in March 2026 following approval of its ANDA for a generic version of Auryxia as described in greater detail above.
The following table summarizes our product revenue by product for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
Product	2026	2025
Vafseo	$37,104	$25,313
Auryxia(1)	61,653	90,939
Total product revenues	$98,757	$116,252
(1) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the six months ended June 30, 2026 and 2025
License, Collaboration and Other Revenue—License, collaboration and other revenue was $3.9 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025. The increase was primarily due to revenue recognized in connection with our supply agreement with Medice during the six months ended June 30, 2026.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $22.7 million for the six months ended June 30, 2026 compared to $17.5 million for the six months ended June 30, 2025. The increase was primarily due to an increase in inventory write-downs as a result of excess, obsolescence, scrap or other reasons during the six months ended June 30, 2026.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $2.4 million for the six months ended June 30, 2026, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the six months ended June 30, 2026 was valued at cost, our cost of product and other revenue would have been $9.7 million. As of June 30, 2026, we had $18.2 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
R&D Expenses—R&D expenses were $28.9 million for the six months ended June 30, 2026, compared to $20.8 million for the six months ended June 30, 2025. The increase was primarily driven by increased clinical trial activities related to Vafseo and our mid-stage pipeline assets, which include praliciguat and ebribafusp, as well as higher headcount related costs during the six months ended June 30, 2026.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Clinical trial and related external costs(1):
Vafseo and Auryxia	$6,428	$4,877
Mid-stage pipeline assets (praliciguat and ebribafusp)	4,411	238
Early-stage pipeline assets (AKB-9090 and AKB-10108)	1,619	2,278
Non-program specific	3,184	2,966
Total external R&D expenses	15,642	10,359
Internal personnel, consulting, facilities and other	13,224	10,408
Total R&D expenses	$28,866	$20,767
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

(1) See the section titled "Business Overview" for details on our current product portfolio and development pipeline.
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $58.6 million for the six months ended June 30, 2026, compared to $52.3 million for the six months ended June 30, 2025. The increase was driven by increased commercialization activities and headcount related costs during the six months ended June 30, 2026.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $1.6 million for each of the six months ended June 30, 2026 and 2025.
Restructuring Expenses—Restructuring expenses were $1.9 million for the six months ended June 30, 2026 due to our commercial reorganization implemented in June 2026. There were no restructuring expenses for the six months ended June 30, 2025.
Other Expense, Net—Other expense, net, was $7.8 million for the six months ended June 30, 2026, compared to $14.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement, as well as higher interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, included in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $1.0 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.
Income Tax Expense—Income tax expense was $0.2 million for the six months ended June 30, 2026. There was no income tax expense for the six months ended June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $155.5 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor and a royalty transaction. From inception through June 30, 2026, we raised approximately $932.5 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $294.6 million from at-the-market, or ATM, offerings, pursuant to our sales agreement with Jefferies LLC, or Jefferies, and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. During the three and six months ended June 30, 2026, we sold 3,138,107 shares of our common stock under the ATM offering with Jefferies with gross proceeds of $3.4 million ($3.2 million, net of offering expenses).
We incurred net loss of $8.9 million and $18.0 million during the three and six months ended June 30, 2026, respectively, and generated net income of $0.2 million and $6.4 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics that enter the market, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years. This estimate is contingent upon us refinancing our outstanding debt under our senior secured term loan facility to defer the payment of principal, which would otherwise commence on January 1, 2027. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding our obligations under our senior secured term loan facility. If we are unable to execute such refinancing on favorable terms or at all, we believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues will be sufficient to enable us to fund our current operating plan for at least 12 months from the filing of this Quarterly Report on Form 10-Q.
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

If we are unable to refinance our senior secured term loan, or our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated revenue projections from Vafseo, it would have an adverse effect on our liquidity and capital resources, and we would be required to obtain additional financing to fund our operating plan or continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
On February 3, 2025, we and Kreos entered into a Second Amendment to the BlackRock Credit Agreement, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest accrued on the Extended Tranche C as if it was advanced on December 31, 2024.
We are required to make interest-only payments until December 31, 2026 after which, we will begin making equal monthly principal payments. In the event of certain prespecified events, the repayment schedule will be accelerated.
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of June 30, 2026 was 9.9% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We recognized interest expense related to the liability related to settlement royalties of $1.7 million and $5.3 million for the three and six months ended June 30, 2026, respectively, and $5.4 million and $10.8 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, $9.6 million and $60.8 million of the liability related to settlement royalties is classified as a current and non-current liability, respectively.
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
Pursuant to the terms of the Vifor Termination Agreement, and generally consistent with the terms of the Vifor License Agreement, we agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments commenced on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028. The WCF Royalty Payments are subject to certain minimum true-up milestones.
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

The Working Capital Fund is considered a debt arrangement with zero coupon interest, and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of June 30, 2026, $10.7 million and $21.2 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of June 30, 2026 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the TPC Agreement. We recorded non-cash royalty revenue of $0.4 million and $0.8 million during the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, $1.5 million and $50.0 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of June 30, 2026, in connection with the Cambridge Lease, we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our unaudited condensed consolidated balance sheet as of June 30, 2026, while others are considered future obligations. Our material cash requirements as of June 30, 2026, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

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
Q32 Purchase Agreement
On November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097), worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Ebribafusp, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, in a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) made an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
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
Other Third Party Contracts
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $75.9 million as of June 30, 2026. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended June 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2026	2025
Operating activities	$(17,682)	$8,758
Investing activities	(4,141)	28
Financing activities	(7,464)	76,662
Increase (decrease) in cash, cash equivalents and restricted cash	$(29,287)	$85,448
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$157,256	$138,998
Operating Activities
Net cash used in operating activities was $17.7 million for the six months ended June 30, 2026 and consisted of a net loss of $18.0 million and net non-cash adjustments of $21.1 million, including a change in fair value of the warrant liability of $1.0 million, and a reduction of $20.8 million in working capital.
Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2025 and consisted of net income of $6.4 million reduced by net non-cash adjustments of $27.0 million, including a change in fair value of the warrant liability of $6.8 million, offset by a reduction of $24.6 million in working capital.
Investing Activities
Net cash used in investing activities was $4.1 million for the six months ended June 30, 2026 and was comprised of the additional upfront payment of $3.0 million paid to Q32 as well as purchases of equipment.
Net cash provided by investing activities for the six months ended June 30, 2025 was immaterial.
Financing Activities
Net cash used in financing activities was $7.5 million for the six months ended June 30, 2026, which primarily consisted of payments to CSL Vifor of $8.9 million and $2.1 million related to the Working Capital Fund liability and liability related to settlement royalties, respectively, which were partially offset by net proceeds of $3.2 million from the sale of common stock under our ATM facility.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

During the six months ended June 30, 2026, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We had cash, cash equivalents and short-term marketable securities of $155.5 million and $184.8 million at June 30, 2026 and December 31, 2025, respectively, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.
Foreign Exchange Risk
We are exposed to market risk related to exchange rates. The majority of our revenues for the three and six months ended June 30, 2026 and 2025 was received in U.S. dollars, including revenues we received from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen and the Euro, respectively. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen and the Euro against the U.S. dollar. During the three and six months ended June 30, 2026 and 2025, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 covering the composition of matter of vadadustat in the Indian Patent Office. In response to a preliminary opinion, we requested to amend the claims, and the amended claims were published on May 9, 2025. On December 19, 2025, we attended an oral hearing conducted on the basis of the amended claims. We filed our written submission on July 2, 2026.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing our two approved products, Auryxia and Vafseo, and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Keryx Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years. This estimate is contingent upon us refinancing the outstanding debt under our senior secured term loan facility to defer the payment of principal, which would otherwise commence on January 1, 2027. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q, or Form 10-Q, for additional information regarding our obligations under our senior secured term loan facility. However, there can be no assurance that we will be able to refinance our senior secured term loan facility on favorable terms or at all. If we are unable to execute such refinancing on favorable terms or at all, we believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues will be sufficient to enable us to fund our current operating plan for at least 12 months from the filing of this Form 10-Q. Since inception, we have incurred net losses each year, including a net loss of $8.9 million and $18.0 million for the three and six months ended June 30, 2026, respectively, and we cannot guarantee when, if ever, we will become and remain profitable. As of June 30, 2026, we had an accumulated deficit of $1.7 billion.
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
Additionally, in March 2026, Teva Pharmaceuticals Ltd., or Teva, received approval for its Abbreviated New Drug Application, or ANDA, for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue.
Our ability to generate product revenue and achieve and maintain profitability depends on our ability to manage expenses and the overall success of Auryxia, including our authorized generic version of Auryxia, Vafseo and any current or future product candidates, including those that may be in-licensed or acquired. Our ability to generate product revenue depends on several factors, including:
•obtaining and maintaining adequate or favorable pricing and reimbursement from private and governmental payors for Auryxia, Vafseo and any other product or product candidate that may be approved, including those that may be in-licensed or acquired;
•the extent that we, or our collaboration partners, are able to obtain and maintain market acceptance of Auryxia, the authorized generic version of Auryxia, Vafseo and any of our other product candidate that may be approved, including those that may be in-licensed or acquired;
•the size of any market for our approved products or any product candidates that may be approved, and the extent to which we or our collaboration partners are able to obtain and maintain adequate market share in those markets;
•maintaining marketing approvals for Auryxia, Vafseo and any other product candidate that may be approved, including those that may be in-licensed or acquired;
•obtaining regulatory approval for any potential label expansion for Vafseo, including the timing and scope thereof;
•our ability to maintain contracts with dialysis organizations for the sale of Auryxia and Vafseo in the U.S. on favorable terms, or at all;
•actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety, tolerability and efficacy profiles, the potential convenience and ease of administration and cost;
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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
•the timing and number of additional generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia that occurred in March 2025, the availability and pricing of generic versions of Auryxia, the impact of LoE on the product revenue from Auryxia, including the impact on the price of Auryxia;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices to support the clinical development and the market demand for Auryxia, Vafseo and any other product and product candidate, including those that may be in-licensed or acquired;
•maintaining adequate inventory levels of Auryxia, Vafseo and any other products or product candidates;
•the extent of the impact of geopolitical pressures, including tariffs and global trade policies, or the BIOSECURE Act on our ability to conduct our business as currently conducted;
•current and future restrictions or limitations on our approved or future indications and patient populations or other adverse regulatory actions or in the event that the FDA requires Risk Evaluation and Mitigation Strategies, or REMS, or risk management plans that use restrictive risk minimization strategies;
•the effectiveness of our collaborators' and our marketing, promotion, manufacturing and distribution strategies and operations;
•competing effectively with any products for the same or similar indications as our products (including generics); and
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets.
Our license, collaboration and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, or the UK, Switzerland and Australia, or collectively, the Medice Territory. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. Previously, Medice's launch of Vafseo in certain countries in the Medice Territory was later than anticipated due to required prerequisite activities. If Medice’s launch of Vafseo in certain countries in the Medice Territory is further delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.
In July 2024, we entered into a Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement. Pursuant to the Vifor Termination Agreement, we agreed, among other things, to terminate, effective immediately, the Second Amended and Restated License Agreement that we entered into with CSL Vifor in February 2022, as amended in May 2024, or the Vifor License Agreement, and as a result, we regained our rights to sell Vafseo to Fresenius Kidney Care North America and its affiliates and certain other third-party dialysis organizations in the U.S.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

Vafseo would be adversely impacted, and we may be unable to repay all or part of the WCF Royalty Payments, which could have a material adverse impact on our consolidated financial statements and our ability to achieve and maintain profitability.
In addition, on November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc., together, Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture, and commercialization of Q32’s clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment in an amount equal to $7.0 million on the APA Closing Date, (ii) made an additional upfront payment in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (iii) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (iv) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (v) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
Our ability to achieve and maintain profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, including ebribafusp, praliciguat and AKB-9090, and additional R&D and selling, general and administrative expenses for ongoing development, post-marketing requirements and commercialization of Auryxia and Vafseo and any other products, including those that may be in-licensed or acquired, which could lead to operating losses for the foreseeable future. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve and maintain profitability and our financial position will depend, in part, on the rate of our future expenditures, the timing of our product, license, collaboration and other revenue, the timing and amount of any repayment of the WCF Royalty Payments, our continued compliance with the terms of the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and our ability to obtain additional funding, if and when needed. In addition, we expect to continue to incur significant expenses if and as we:
•continue our commercialization activities for Vafseo and any other product or product candidate for which we obtain approval, including those that may be in-licensed or acquired;
•conduct and enroll patients in any clinical trials, including clinical trials for praliciguat, ebribafusp and AKB-9090, and post-marketing studies or any other clinical trials for Vafseo or any other product or product candidate, including those that may be in-licensed or acquired;
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
•repay, and pay any associated pre-payment penalties, if applicable, the term loans under the senior secured term loan facility pursuant to the BlackRock Credit Agreement;
•make royalty, milestone or other payments under our current and any future in-licensing agreements, the Q32 Purchase Agreement and the Vifor Termination Agreement;
•maintain, protect and expand our intellectual property portfolio; and
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include or maintain Auryxia or its authorized generic or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia, its authorized generic and Vafseo in the U.S. and royalties from Riona (ferric citrate hydrate) and Vafseo in Japan, and Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We will require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of June 30, 2026, our cash and cash equivalents were $155.5 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to manufacture Auryxia for sale in the U.S.; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Vafseo. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Vafseo, praliciguat, ebribafusp, AKB-9090, and any other product or product candidate, including those that may be in-licensed or acquired;
•the cost and timing of commercialization activities, including product manufacturing, marketing, sales and distribution costs, for Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
•our ability to refinance our senior secured term loan under the BlackRock Credit Agreement on favorable terms, or at all;
•the results of our meetings with the FDA, the EMA and other regulatory authorities with respect to our approved products and product candidates and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, label expansion, study design, study size and resulting operating costs;
•any difficulties or delays in conducting or enrolling patients in our ongoing or future clinical trials, for Vafseo, praliciguat, ebribafusp, AKB-9090 or any other product candidates;
•the outcome of our efforts to obtain marketing approval for any product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, any marketing approvals for any product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

•the costs of maintaining marketing approvals for Auryxia, Vafseo or any other product, including those that may be in-licensed or acquired;
•the timing and number of additional generic versions of Auryxia that enter the market following LoE for Auryxia, the availability and pricing of generic versions of Auryxia, the impact of LoE on product revenue from Auryxia, including the impact on the price of Auryxia;
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
We will need to obtain substantial additional financing to fund our business and complete development of our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our R&D programs and/or commercialization efforts.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years. This estimate is contingent upon us refinancing our outstanding debt under the senior secured term loan facility to defer the payment of principal, which would otherwise commence on December 31, 2026. If we are unable to refinance our senior secured term loan, or our operating performance deteriorates significantly from the levels expected in our long-term operating plan, including if we do not achieve our future anticipated revenue projections from Vafseo, it would have an adverse effect on our liquidity and capital resources, and we would be required to obtain additional financing to fund our operating plan or continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operating plan involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect or may be unable to refinance our senior secured term loan facility on favorable terms, or at all. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, from September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2025, we sold 23,708,995 shares of our common stock in an at-the-market offering with gross proceeds of $43.0 million, and during the three and six months ended June 30, 2026, we sold an additional 3,138,107 shares of our common stock under this program with gross proceeds of $3.4 million ($3.2 million, net of offering expenses). Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
Although we continue to focus a substantial amount of our efforts to develop and commercialize Vafseo and commercialize Auryxia, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates. For example, on November 28, 2025, we acquired ebribafusp, a clinical-stage development candidate with the potential to treat rare kidney diseases. In addition, in January 2026, we announced that the first patient was dosed in a Phase 2 clinical trial of praliciguat, in April 2026, we announced that the first patient was dosed in a Phase 1 clinical trial of AKB-9090, and in August 2026, we announced the initiation of a Phase 2 basket trial of ebribafusp.
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
•the market for a product candidate may be smaller than anticipated or change during our program so that the continued development of that product candidate is no longer commercially reasonable;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•a product candidate may not be accepted as safe and effective by patients, the medical community, or third party payors, if applicable.
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or technology to us. As a result, our rights to these product candidates may be limited or we may be required to make future payments to such third parties if we are successful in developing such product candidates. For example, under the terms of the Q32 Purchase Agreement, we (i) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $94.5 million, including a $2.0 million development milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026, (ii) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (iii) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.
Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts, such as with respect to the acquisition of our clinical-stage development candidate ebribafusp and the in-license of our clinical-stage development candidate praliciguat. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, or other regulatory authorities, or post-approval testing or other requirements if approved. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any of our products will be manufactured in a cost effective manner, achieve market acceptance or not require substantial post-marketing clinical trials.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Keryx Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, require the assumption and management of third-party manufacturing relationships for clinical and commercial supply, which could be more expensive or time intensive than we originally anticipate, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

our business, results of operations and financial condition. For example, the acquisition of ebribafusp on November 28, 2025 is expected to increase research and development expenses and has and will continue to require significant management attention for integration, which could divert resources from other priorities, raise short‑term costs, and adversely affect our liquidity. In addition, pursuant to our amended license agreement with Cyclerion Therapeutics Inc. we were granted an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, and we currently control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we performed additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trial for praliciguat, on January 6, 2026, we announced that the first patient was dosed in a Phase 2 clinical trial in the U.S. However, even though the clinical trial has started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transactions, including the costs or timing of development of ebribafusp or praliciguat , or the potential benefits of ebribafusp or praliciguat, were incorrect, we may not recognize the anticipated benefits of the transactions and our business could be harmed.
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
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million closed on January 29, 2024, an additional amount of $8.0 million was drawn on April 19, 2024, and an additional $10.0 million was drawn on February 3, 2025. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding our obligations under the BlackRock Credit Agreement. The Term Loan Facility has a maturity date of January 29, 2028, or the Maturity Date.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on January 29, 2024 and ending on December 31, 2026 (as extended at our option), or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. If any of these events occur, and we are required to repay principal sooner than we anticipate, it would have an adverse effect on our business. We are currently evaluating options to refinance the outstanding debt under the Term Loan Facility, including to defer the timing of payment of principal; however, there can be no assurance that we will be successful in refinancing the Term Loan Facility in a timely manner, on favorable terms, or at all, which could have an adverse impact on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, have and will continue to adversely affect our revenue from Auryxia. On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, as amended in September 2025, pursuant to which, since March 20, 2025, our AG Distributor has been selling an authorized generic version of Auryxia. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations on favorable terms, or at all, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, account for a vast majority of the dialysis population in the U.S. As a result of this concentration of dialysis facilities in large networks, treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols and often have lengthy processes to implement and operationalize the protocol and make the new therapy available for patients. For example, to date, Fresenius does not have a medical protocol in place for Vafseo but may allow for its use through a medical exception process. If Fresenius does not add Vafseo to its medical protocol or if the protocol services smaller populations than the current label, Vafseo may not become standard of care nor achieve the level of market acceptance we anticipate. In addition, some dialysis organizations have medical protocols that require specific steps once Vafseo is prescribed that lengthens the time before the patient starts treatment, delaying initial adoption. Once a dialysis organization has added a new therapy to its medical protocol, implementation in dialysis clinics requires changes to these dialysis organizations' formularies, administration methods and operational practices, as well as gaining acceptance from healthcare professionals. If dialysis organizations do not add Vafseo to their medical protocol or if dialysis organizations that currently have a protocol in place do not keep Vafseo on their medical protocols, or maintain protocols that delay treatment initiation by requiring additional steps, or if the protocols service smaller populations than the current label, Vafseo may not achieve standard of care and our results of operations could be materially adversely affected. For example, although Vafseo has been added to most dialysis organizations' protocols, physicians initiating and, in some cases, maintaining, patients on therapy within the highly protocolized dialysis environment has been taking longer than we expected. In 2025 and in the six months ended June 30, 2026, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase sales to the large dialysis organizations and other medium-sized dialysis organizations, our results of operations will be negatively impacted. Furthermore, as a result of changes in the amount of reimbursement dialysis facilities will receive for use of Vafseo when Vafseo transitions from the Transitional Drug Add-on Payment Adjustment, or TDAPA, period to the post-TDAPA period beginning in January 2027, we expect to price Vafseo within the range of the price for erythropoiesis stimulating agents, or ESAs. ESAs are currently priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point. Further, we believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo in the post-TDAPA period. For more information, see the risk factor entitled "Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia or Vafseo after the TDAPA period in the U.S., or for Auryxia and Vafseo outside the U.S., or for any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business."
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025. Dialysis organizations may choose lower cost binders over Auryxia or generic versions of Auryxia, or treatments that may have features or benefits more aligned with the dialysis organization's operational activities. In addition, we have experienced and expect to continue to experience a decrease in net price under our customer contracts as a result of government reimbursement levels, as well as a decrease in sales volume due to generic
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

competition. As a result of the foregoing, we expect our Auryxia revenues to be significantly lower in 2026 and beyond as compared to 2025 Auryxia revenues.
Market acceptance and maintaining favorable pricing is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products does not achieve or maintain market acceptance to the extent that we expect or market acceptance decreases, including as a result of generic competition, we may not be able to generate significant product revenue and our business would be materially harmed. For example, an unexpected number of patients initially prescribed Vafseo discontinued treatment. While we continue to work with dialysis organizations to improve adherence, if a higher than expected number of patient discontinuations persists, or increases, this could negatively impact the market acceptance of Vafseo, and could adversely affect our financial results. Obtaining and maintaining market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
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
•the cost, safety and efficacy of the product in relation to alternative treatments, including generics;
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
If we are unable to maintain marketing and promotion capabilities or enter into or maintain agreements with third parties, we may not be successful in commercializing Vafseo or any other product candidates that may be approved.
In order to market Vafseo and any other approved product, we intend to continue to invest in the marketing and promotion of Vafseo, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and a commercial field team in the U.S. for our marketed products. If the commercial field team
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

and marketing team cannot successfully commercialize Vafseo, it could have a material adverse effect on our product revenue and our financial condition.
For example, certain restrictions on access for members of our commercial field team to dialysis organizations have negatively impacted, and may continue to negatively impact, our ability to market Vafseo to healthcare providers, which has affected and could continue to affect our sales of Vafseo. Furthermore, additional restrictions on access to healthcare providers could be imposed in the future, including as a result of outbreaks of infectious diseases. Such restrictions could result in slower adoption of Vafseo, declines or changes in prescription trends and customer orders, and could have a material adverse effect on our business, results of operations, and financial condition. In addition, we may continue to evaluate and adapt our strategy in response to the marketplace, including reevaluating the structure, focus and size of the commercial field team required to successfully commercialize Vafseo. For example, in June 2026, we modified our commercial approach with the goal of increasing the efficiency and effectiveness of our commercial field team based on the stage of our Vafseo launch and implemented a commercial reorganization. However, there can be no assurance that our commercial strategy will be successful and increase sales of Vafseo, which may require us to, among other things, further adjust our commercialization strategy and plans.
Additionally, training a commercial field team is expensive and time consuming and could delay any commercial launch or market acceptance of such product. For example, we have trained and will continue to train our commercial field team to effectively perform their new role following the change in our commercial strategy for Vafseo in June 2026. If we are unsuccessful in this training, it could have an adverse effect on our field team's effectiveness and the commercialization and market acceptance of Vafseo.
We devote significant effort to recruiting individuals with experience in the marketing and promotion of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. If key commercial field employees decide to leave, we may not be able to hire and train new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
There are risks involved with maintaining our own marketing and promotion capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective commercial field personnel;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•costs and expenses associated with maintaining our own marketing and promotion organization.
If we are unable to maintain our own marketing and promotion capabilities, we will not be successful in commercializing Vafseo and any other product candidate that may be approved. Also, if we are unable to maintain our arrangements with third parties with respect to marketing and promotion, if we are unsuccessful in entering into additional arrangements with third parties to market and promote our products or if we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Vafseo.
Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia or Vafseo after the TDAPA period in the U.S., or for Auryxia and Vafseo outside the U.S., or for any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and Vafseo, depend significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures, and in the case of Auryxia, the entry of generics to the market. Governmental authorities, dialysis organizations, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, Vafseo or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, dialysis organization, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD PPS bundled payment for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. However, from January 1, 2025 through December 31, 2026, dialysis organizations receive a TDAPA payment for claims that include phosphate binders. After the TDAPA period for Auryxia and other oral-only phosphorus lowering medications, CMS will make a permanent adjustment increasing the single bundled payment base rate paid to the dialysis facility for each Medicare dialysis treatment to account for the cost of these drugs. After the TDAPA period, dialysis organizations will not receive any additional payment for use of Auryxia outside the bundled rate. The adjustment will be calculated by CMS based on the weighted average cost of all phosphate lowering medications, including Auryxia. However, based on the proposed CY2027 ESRD Prospective Payment System Rule released by CMS on June 25, 2026, or the Proposed ESRD Rule, such increase in the single bundled payment base rate may be inadequate for dialysis facilities to elect to make Auryxia available to patients, which would have a negative impact on our revenue from Auryxia.
Vafseo, which we began selling in January 2025, is also reimbursed under the ESRD PPS. For a period of two years starting on January 1, 2025 and continuing through December 31, 2026, ESRD dialysis facilities will receive a payment adjustment under TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria. The payment adjustment under TDAPA is based on Vafseo’s Average Sales Price, or ASP, and is a separate payment in addition to the base rate paid to dialysis facilities to facilitate the adoption of innovative therapies. After the TDAPA period, for a period of three years, dialysis facilities will receive an additional payment based on current utilization and pricing per dialysis treatment, regardless of Vafseo use. As a result, dialysis organizations will receive no additional payment for their use of Vafseo. The calculation of the post-TDAPA add-on payment adjustment is expected to be determined and published by CMS on an annual basis. However, pursuant to the Proposed ESRD Rule, CMS has proposed to adjust this calculation on a quarterly basis, which may create uncertainty in reimbursement amounts. As a result of the method used by CMS to calculate and apply the post-TDAPA add-on payment adjustment, we expect a significant decline in the level of reimbursement provided to dialysis facilities for use of Vafseo. After the TDAPA period, we anticipate pricing Vafseo within the range of the price for ESAs. ESAs are priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point. Further, we believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period. The post-TDAPA add-on adjustment to the bundled rate will be effective as of January 1, 2027. There can be no assurance that the level of reimbursement determined by CMS in the post-TDAPA period will improve. Such reduced reimbursement amounts or reimbursement uncertainty could limit provider adoption of Vafseo, restrict patient access and have a negative effect on the demand for, and the price of, Vafseo, which would adversely impact our revenue.
In late 2025, the Kidney Care Access Protection Act, or KCAPA, was introduced in the U.S. Congress, which seeks to maintain patient access to innovative kidney care treatments, including Vafseo, by improving reimbursement following TDAPA expiration. Although the KCAPA may have the potential to improve post-TDAPA reimbursement if enacted, there can be no assurance that such legislation will be enacted before the TDAPA period for Vafseo expires on December 31, 2026, or that it will be enacted with the provisions as currently proposed, or at all.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

Additionally, we have and will continue to enter into contracts with dialysis organizations, group purchasing organizations, or GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status, and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations have accounted for a significant percentage of our gross revenue from Auryxia and Vafseo. For example, during the three months ended June 30, 2026, DaVita and USRC accounted for a significant percentage of our gross revenue, and, during the six months ended June 30, 2026, DaVita, Fresenius Medical Care Rx, and USRC accounted for a significant percentage of our gross revenue. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, in a timely basis or at all, our business may be materially harmed.
Due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations and their affiliated specialty pharmacies. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, our business may be materially harmed. We also began to ship Vafseo directly to certain dialysis facilities, which requires additional oversight and logistics, and if this distribution model is not successful or requires more resources than we anticipate, it could negatively impact our business. In addition, if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, or if due to changes in distribution, dialysis organizations and/or specialty pharmacies are not able to meet market demand causing slower dispensing times and potentially impacting refill rates, it would adversely impact the market opportunity for our products, our product revenues and operating results.
Formulary status within dialysis organizations may also affect what products are prescribed within that specific organization. If a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in fewer sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to their formulary. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, or will terminate their contract, resulting in that product not being on that organization’s formulary. If any large or medium-sized dialysis organization does not add Vafseo, or removes Auryxia or Vafseo, from its formulary, our business may be materially harmed.
In addition, we may be unable to sell Auryxia or Vafseo to dialysis organizations on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and dialysis providers choose to use alternative therapies, including generics, or look to re-negotiate their contracts with us. Our revenues may also be affected if the price dialysis organizations pay for our products declines faster than anticipated or if our costs of production exceed reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans, including Medicare Advantage plans, are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact the ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on partners to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. For example, Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by TPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of TPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, TPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. Additionally, pursuant to our license agreement with Medice, Medice launched and has received pricing and reimbursement for Vafseo in certain countries in Europe and is working on launching and securing pricing and reimbursement for Vafseo in other markets across Europe. There is no guarantee of the
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all, which could have an adverse effect on our results of operations.
We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Vafseo and any other product or product candidate, including those that may be in-licensed or acquired, as well as the extent to which we are able to maintain market share of Auryxia following LoE. Our objective is to successfully commercialize Auryxia and Vafseo and develop and commercialize new products with clinically proven efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products. If existing or new competitors of Auryxia or Vafseo take market share from us, it could have an adverse impact on our revenue and our business.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, have and will continue to adversely affect our revenue from Auryxia. We and our licensors entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). In addition, pursuant to the Authorized Generic Distribution and Supply Agreement with our AG Distributor, our AG Distributor has been selling an authorized generic version of Auryxia since March 20, 2025. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
In addition to the generic version of Auryxia, Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of these phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate), that could otherwise enter the market that may impact the market for Auryxia. XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc., is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if additional generic versions of Auryxia enter the market.
Drugs that compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen in the U.S. and Europe, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz Group AC, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche. We believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period.
We and our partners may also face competition from potential new anemia therapies. There are several other oral hypoxia-inducible factor prolyl hydroxylase inhibitor product candidates in various stages of development for anemia indications in territories outside the U.S. that may be in direct competition with Vafseo if and when they are approved and launched commercially. These candidates are being developed by companies such as JT and Bayer HealthCare AG.
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
A biosimilar is a biologic product that is licensed for marketing based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the European Union, or the EU, and expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
With respect to praliciguat, there are a number of treatments to address FSGS in development, and in April 2026, the FDA approved FILSPARI® (sparsentan), the first therapy indicated for the treatment of FSGS. FILSPARI is a dual endothelin and angiotensin II receptor antagonist, which is being commercialized in the U.S. by Travere® Therapeutics Inc. In addition, current treatment includes glucocorticoid steroids, calcineurin inhibitors, other immunosuppressives such as rituximab, and antihypertensives such as angiotensin-converting enzymes, such as enalapril, and angiotensin II receptor blockers, such as losartan. These treatments may slow kidney failure progression in some patients with FSGS. There are a number of treatments to address FSGS in development, including DMX-200 (repagermanium), in Phase 3 development by Dimerix Limited; MZE829 (APOL1 inhibitor) in Phase 2 development by Maze Therapeutics, Inc., Vanrafia® (atrasentan), in Phase 2 development by Novatris AG; and WAL0921 (a monoclonal antibody that binds soluble urokinase plasminogen activator receptor) in Phase 2 development by Walden Biosciences, Inc. and other investigational treatments in Phase 3 or Phase 2 development by companies including Boehringer Ingelheim, Sanofi, Vera Therapeutics, Inc., or Vera, and Vertex Pharmaceuticals Incorporated, or Vertex. Since FSGS is heterogenous in nature, we expect a number of therapies will be needed to fully address the needs of the FSGS patient population. Additionally, a combination of therapies may also provide a beneficial impact for some patients.
We are developing ebribafusp for potential treatment of IgA Nephropathy, or IgAN; C3 Glomerulopathy, or C3G; and Lupus Nephritis, or LN. There are other complement inhibitors and medications in development or approved for treatment of these rare kidney diseases. FABHALTA® (iptacopan) is FDA-approved and marketed by Novartis AG for reduction of proteinuria in adults with primary IgAN. FILSPARI® (sparsentan) is FDA-approved, indicated to slow kidney function decline in adults with
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

primary IgAN. Both FABHALTA and FILSPARI labeling includes a REMS. TARPEYO® (budesonide), an FDA-approved medicine used to reduce the loss of kidney function in adults with primary IgAN, is marketed in the U.S. by Calliditas Therapeutics AB, or Calliditas (acquired by Asahi Kasei Corporation). VANRAFIA™ (atrasentan), marketed by Novartis, is an endothelin receptor antagonist indicated to reduce proteinuria in adults with primary IgAN. In November 2025, the FDA approved VOYXACT® (sibeprenlimab-szsi) to reduce proteinuria in adults with primary IgAN. VOYXACT is a humanized monoclonal antibody that binds to and blocks A PRoliferation-Inducing Ligand, or APRIL.
In July 2026, Vera received accelerated approval from the FDA for TRUTAKNA™ (atacicept) for the treatment of IgAN. TRUTAKNA is a recombinant fusion protein that binds to B-cell Activating Factor, BAFF, and APRIL cytokines. Vertex is investigating povetacicept, a dual antagonist of the BAFF and APRIL cytokines, for the treatment of IgAN, and initiated a rolling BLA filing for U.S. accelerated approval. A number of complement inhibitors are in development for the treatment of IgAN by companies including Alexion Pharmaceuticals, Inc. (ULTOMIRIS, ravulizumab, C5 inhibitor, Phase 3), Apellis Pharmaceuticals, Inc., or Apellis (acquired by Biogen, Inc.) (EMPAVELI, pegcetacoplan, C3 inhibitor, Phase 2), and Arrowhead Pharmaceuticals, or Arrowhead (ARO-C3, C3 inhibitor, in Phase 1/2).
There are two FDA-approved complement-inhibitor therapies to reduce proteinuria in C3G patients: FABHALTA® (Novartis, iptacopan, Factor B inhibitor) and EMPAVELI® (Apellis, pegcetacoplan, C3 inhibitor). Both FABHALTA and EMPAVELI labeling includes a REMS. Other complement inhibitors are in development by Kira Pharmaceuticals, with KP104 (dual C5 and Factor H inhibitor) in Phase 2, Arrowhead with ARO-C3 (C3 inhibitor) in Phase 1/2, NovelMed Therapeutics Inc., with NM8074 (ruxoprubart, Bb inhibitor) in Phase 1b, and Novo Nordisk, with zaltenibart (MASP-3 inhibitor) in Phase 2.
There are three FDA-approved therapies for LN: BENLYSTA (belimumab, GSK), LUPKYNIS® (voclosporin, Aurinia Pharmaceuticals) and GAZYVA (obinutuzumab, Genentech/Biogen). Additionally, there are several companies with products and product candidates in development for LN, including Novartis AG, with ianalumab in Phase 3 and complement inhibitor FABHALTA (iptacopan, Factor B inhibitor) in Phase 2, Cabaletta Bio, Inc., with CABA-201 (CD19-CAR T cell therapy) in Phase 2, and Bristol Myers Squibb Company, with CC-97540 (BMS-986353)(CD19-targeted autologous CAR T-cell therapy) in Phase 2.
Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen Inc., Roche and GSK plc, among others, compete in the market for drug products to treat kidney disease. In particular, these companies have greater experience and expertise in conducting preclinical testing and clinical trials, obtaining marketing approvals, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we are developing obsolete. Smaller and other early-stage companies may also prove to be significant competitors. In addition, a number of large pharmaceutical companies and small to mid-sized and specialty biotechnology companies have marketed and are developing treatments for rare kidney diseases, including indications we are pursuing with our mid-stage rare kidney disease pipeline. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval, or discovering, developing and commercializing competitive products, before, or more effectively than, we do. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.
The commercialization of our products, and development of our products and product candidates, outside of the U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted TPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by TPC in Japan under the trade name Vafseo. Additionally, pursuant to our license agreement with Medice, we transferred the marketing authorization issued by the EMA, the UK, the Swiss Agency for Therapeutic Products and the Australian Therapeutic Goods Administration to Medice. On November 12, 2025, we and Medice entered into Amendment #1 to the license agreement, pursuant to which we agreed to supply vadadustat drug substance to Medice pursuant to the terms of a supply agreement dated concurrently with the license agreement amendment and we granted Medice the right to manufacture Vafseo tablets using the vadadustat drug substance we supply. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

in the EEA, Turkey, Switzerland, the UK, Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory, which has been approved by the EMA under the trade name XOANACYL®.
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
The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates, including praliciguat, ebribafusp and AKB-9090, in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process.
We may be unable to successfully complete clinical trials of Vafseo and our product candidates or to successfully obtain approval of any potential label expansion for Vafseo or approval of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials; interim results of a clinical trial do not necessarily predict final results; and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoints in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the Formal Dispute Resolution Request, or FDRR, to the FDA in 2022, we filed a resubmission to our NDA for vadadustat for the treatment of anemia due to CKD only in adult DD-CKD patients in 2023. In March 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business. It is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
We have had, and in the future may have, lifecycle management and label expansion opportunities under evaluation for Vafseo, including label expansion for the treatment of adult patients with NDD-CKD and for alternative dosing. However, if we pursue such opportunities, the FDA may not agree with our study design or may determine that our results are not sufficient to support a label expansion and may require us to conduct additional trials, or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval. For example, previously, we considered label expansion for the treatment of adult patients with NDD-CKD. However, following a Type C meeting with the FDA in October 2025, we believed that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR clinical trial for the use of vadadustat to treat anemia in patients with late-stage CKD not on dialysis would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we did not initiate the VALOR trial, and therefore did not pursue a broader label for Vafseo for adult patients with NDD-CKD. Further, based on additional communications with the FDA regarding smaller subpopulations, we do not expect to pursue approval for potential subgroups of CKD non-dialysis dependent patients. If we pursue any potential label expansion opportunities for Vafseo and do not obtain FDA approval of such label expansion, it could have an adverse effect on our ability to commercialize and generate revenues for Vafseo.
We may experience numerous unforeseen events during, or as a result of, preclinical development or clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval for or commercialize our product candidates. We may be required to complete additional clinical trials for Vafseo and any other product or product candidate, including those that may be in-licensed or acquired, in order to obtain or maintain required regulatory approvals. Our preclinical studies and clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy needed to obtain or maintain regulatory approval for a variety of other reasons, such as:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent the completion of clinical trials of our products or product candidates, including those that may be in-licensed or acquired.
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials, including for our clinical trials of praliciguat, AKB-9090 and ebribafusp. Ebribafusp and praliciguat are being studied for rare diseases with
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

small patient populations and many of those patients are treated with other therapies or products. Also, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions globally. In addition, other companies are conducting, or have announced plans for, clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases. These patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients, the nature of the disease and limited trial sites has made it and in the future may make it difficult for us to initiate and enroll enough patients to complete our clinical trials of praliciguat and ebribafusp, or other product candidates, on the timelines we anticipate and in a cost-effective manner. Patients may also be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations.
In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug or that includes a placebo arm. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continued to be very slow despite efforts to do so. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt enrollment in the trial until we have further discussions with the FDA. As a result, we have halted enrollment and plan to submit to the FDA the data from those patients who completed the study.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. However, given actions taken by the Trump Administration and ongoing litigation, there is considerable uncertainty surrounding how the FDA will consider diversity action plans in connection with its review of marketing applications. For more information, see the section
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

entitled "Business - Government Regulation and Product Approvals - Human Clinical Trials in Support of an NDA" included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In addition, where foreign clinical trial data are used to support approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which could be costly and time consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
Any of these events could prevent us from achieving or maintaining, whether on a restricted basis or at all, marketing approval and, ultimately, market acceptance or penetration of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired. In addition, any of these events could substantially increase our costs, and could significantly impact our ability to continue to commercialize Auryxia or Vafseo or successfully commercialize any other product and product candidate that may be approved, including those that may be in-licensed or acquired, and generate product revenue.
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
Serious adverse events related to Vafseo, including those noted in the CRL and label, and any other product candidates could have material adverse consequences on the development and any potential label expansion of Vafseo or the approval of our product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of Vafseo or our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.
Any of the above safety data or other occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia, Vafseo or any other product or product candidate, including those that may be in-
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, Vafseo or any other products or product candidates.
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
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for current or future product candidates or for any potential label expansion for Vafseo that we may pursue, or we or our collaboration partners may experience significant delays in obtaining required regulatory approvals, which would delay our or their ability to commercialize our products and product candidates, which would materially impair our ability to generate revenue.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through rigorous and extensive preclinical development and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other regulatory jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for any of our current or future product candidates, including those that may be in-licensed or acquired, or for any potential label expansion for Vafseo that we may pursue Further, any product candidate may not receive marketing approval in the U.S. even if it is approved in other countries. Each regulatory authority makes their own assessment as to the safety and efficacy of a drug, and the FDA’s concern about the safety or efficacy of any product candidate could impact the regulatory authority’s decision in another country.
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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator TPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have had several lifecycle management and label expansion opportunities under evaluation for Vafseo, one of which is the potential for alternative dosing. Though Vafseo is approved as a once-daily treatment for anemia due to CKD for dialysis dependent patients who have been receiving dialysis for at least three months, we may not be successful in any lifecycle management or label expansion opportunities that we may pursue in the timeframe anticipated by us, or at all. Additionally, obtaining any such label expansion may require us to complete additional clinical trials, which are time consuming and expensive, before seeking approval for label expansion. For example, previously, we had considered pursuing label expansion for the treatment of adult patients with NDD-CKD, because we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. However, following a Type C meeting with the FDA in October 2025, we believed that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR trial for the use of vadadustat to treat anemia in patients with late-stage NDD-CKD would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

pursue a broad label for Vafseo for adult patients with NDD-CKD. Further, based on additional communications with the FDA regarding smaller subpopulations, we do not expect to pursue approval for potential subgroups of CKD non-dialysis dependent patients .
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. For example, the FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has traditionally interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, FDA leadership declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In the event that we submit an application on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of approval.
Furthermore, approval of a drug does not ensure successful commercialization. In April 2024, Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion recommending the European Commission, or EC, approve Averoa’s marketing authorization, which the EC granted in June 2025. In November 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or the UK.
Safety concerns with a given product may impact marketing approval. For example, safety concerns associated with the current approved standard of care treatments for the indications for Vafseo may affect the FDA’s or other regulatory authorities’ review of the safety results of Vafseo. Emerging pharmacovigilance may also reveal safety concerns that could affect the continued marketing of Vafseo or other products in development. In addition, these regulatory authorities may not agree with our assessment of adverse events, whether for Vafseo or the current approved standard of care treatments. Further, the policies or regulations, or the type and amount of clinical data necessary to gain or maintain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that our product candidates will never obtain marketing approval in the U.S. or certain other jurisdictions or for some or all of the indications for which we seek approval.
The FDA or other regulatory authorities may delay, limit or deny approval of any product candidate or any potential label expansion that we may request for Vafseo or any of our other products or product candidates that may be approved, for many reasons including, among others:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, the FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of any of our studies. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
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
To market and sell our products and product candidates in the EU, Japan and many other jurisdictions, we or our partners must obtain or maintain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain or maintain approval may differ substantially from that required to obtain or maintain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining or maintaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We and our partners may not obtain or maintain approvals from regulatory authorities outside the United States on a timely basis or at all.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The adopted acts of the new pharmaceutical legislation are expected to enter into force in the fall of 2026. The following two years will serve as a transition period until 2028 when the new pharmaceutical legislation becomes applicable. In this time interval, all EU member states, or EU Member States, will need to update their national laws to align with the new rules. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, shorten marketing authorization times from 210 to 180 days, and set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.
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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or Risk Management Plans in the EU, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval studies, including pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA, and observational studies of Vafseo related to safety, malignancy and pregnancy. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, and a waiver may be granted in pediatric sub-populations in which the disease is not yet present or in which it is impracticable to study the drug. Regarding the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. The FDA has since released us from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and FDA denied this request in August 2023. The PMR trial had been actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. We informed the FDA of the enrollment and retention challenges in the trial and requested a release from the PMR, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further interactions with the FDA. As a result, we have halted trial enrollment and
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

plan to submit to the FDA the data from those patients who completed the study. If the FDA does not grant the release from the PMR, we would be required to restart the trial or conduct a separate trial, which would be time consuming and expensive. In addition, if the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, Vafseo and any other product for which we receive regulatory approval will be subject to extensive and ongoing regulatory oversight, requirements, and guidance. If we, our contract development and manufacturing organizations, or CDMOs, or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
Because of the breadth of these U.S. laws, and their non-U.S. equivalents, and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

such laws. For example, there has been increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention. In addition, recent healthcare reforms have strengthened these laws. For example, the Health Care Reform Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. The Health Care Reform Act also amended the False Claims Act, such that violations of the Anti-Kickback Statute are now deemed violations of the False Claims Act.
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
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the U.S. for use in any indications other than the Hyperphosphatemia Indication and for the treatment of IDA in adult NDD-CKD patients, and we may not promote Vafseo in the U.S. for use in any indication other than as a once-daily treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia or Vafseo, as applicable.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and the Committee for Medicinal Products for Human Use of the EMA, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted due to funding cuts, personnel losses, reductions in force, regulatory reform or government shutdown, it could lead to delays in FDA guidance on our clinical development programs, or review, processing and approval of our regulatory submissions for our products and product candidates, then correspondingly our ability to develop and secure timely approval of our regulatory submissions for our products and product candidates could be impacted in a negative manner, which could negatively impact our business.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued several executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
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
Complying with the GDPR’s requirements, as well as the requirements of the UK Data Protection Act 2018, is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU or the UK. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

Laws also are being considered at both the state and federal levels. For example, in California, the CCPA, as amended by the CPRA, incorporates GDPR-like provisions and creates similar risks and obligations as those created by GDPR, including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also creates a new agency that is specifically responsible for enforcing the new law and other California privacy laws. Because of such laws, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data which includes health data in some cases. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
In the U.S. and some foreign jurisdictions, there have been several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of any product candidate, restrict or regulate post-approval activities and affect our or our collaborators' ability to profitably sell Auryxia and Vafseo or any other product candidate for which we, or they, obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or Vafseo or any reimbursement that physicians receive for administering any approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA. In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect for six months into fiscal year 2032.
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

proposed regulatory changes in kidney health policy and reimbursement. These laws and any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our approved products or product candidates for which we may obtain regulatory approval, or the frequency with which such products are prescribed or used.
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
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle. However, ESRD facilities receive a payment adjustment under TDAPA for Auryxia for a period of at least two years starting on January 1, 2025 based on ASP. After the TDAPA period for Auryxia and other oral-only phosphorus lowering drugs, a permanent adjustment increasing the single bundled payment base rate paid to the dialysis clinic for each Medicare dialysis treatment will be made by CMS to account for the cost of these drugs. However, CMS calculates the adjustment based on the average cost of all phosphate lowering medications, including Auryxia. After the TDAPA period, dialysis organizations will not receive any additional payment for use of Auryxia outside the bundled rate. Furthermore, based on the Proposed ESRD Rule, such increase in the single bundled payment base rate may be inadequate for dialysis facilities to elect to make Auryxia available to patients, which would have a negative impact on our revenue from Auryxia.
Vafseo, which we began selling in January 2025, is also reimbursed under the ESRD PPS. ESRD facilities receive a payment adjustment under TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of no more than two years starting on January 1, 2025 and continuing through December 31, 2026. The payment adjustment under TDAPA is based on Vafseo’s ASP and is a separate payment that is in addition to the base rate paid to dialysis facilities in order to facilitate the adoption of innovative therapies. After the TDAPA period, for a period of three years, dialysis facilities will receive an additional payment based on current utilization and pricing per dialysis treatment, regardless of Vafseo use. As a result, dialysis organizations will receive no additional payment for their use of Vafseo after the TDAPA period. The calculation of the post-TDAPA add-on payment adjustment is expected to be determined and published by CMS on an annual basis; however, pursuant to the Proposed ESRD Rule, CMS has proposed to adjust this calculation on a quarterly basis, which may create uncertainty in reimbursement amounts. As a result of the method used by CMS to calculate and apply the post-TDAPA add-on payment adjustment, we expect a significant decline in the level of reimbursement provided to dialysis facilities for use of Vafseo. After the TDAPA period, we anticipate pricing Vafseo within the range of the price for ESAs. ESAs are priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point. Further, we believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period. The 2027 post-TDAPA add-on adjustment will be effective as of January 1, 2027. There can be no assurance that the level of reimbursement determined by CMS in the post-TDAPA period will improve. Such reduced reimbursement amounts or reimbursement uncertainty could limit provider adoption of Vafseo, restrict patient access and have a negative effect on the demand for, and the price of, Vafseo, which would adversely impact our revenue.
In late 2025, KCAPA was introduced in the U.S. Congress, which seeks to maintain patient access to innovative kidney care treatment, including Vafseo, by improving reimbursement following TDAPA expiration. Although the KCAPA may have the potential to improve post-TDAPA reimbursement if enacted, there can be no assurance that such legislation will be enacted before the TDAPA period for Vafseo expires on December 31, 2026, or that it will be enacted with the provisions as currently proposed, or at all.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products.
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
Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, the President launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers. Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as Organization for Economic Co-operation and Development countries with a gross domestic product, or GDP, of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
Although we have complied, and intend to continue to comply, fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs, 505(b)(2) NDA applications or biosimilar product applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may facilitate future competition with Auryxia or Vafseo and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
With respect to Auryxia, we sublicensed the rights to commercialize Riona to JT and Torii in Japan. In addition, we granted Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. In February 2025, in advance of the market entry of generic competition to our branded Auryxia following LoE, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, pursuant to which, since March 2025, our AG Distributor has been selling an authorized generic version of Auryxia. We will be relying on our AG Distributor for the commercialization of this authorized generic. In March 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. Additionally, if Teva or other generic competition, other than our AG Distributor, are sold at a greater discount to Auryxia’s price than anticipated, it could materially and adversely affect our expected revenues. In addition, we are responsible for supplying product to our AG Distributor, and if there are challenges within the supply chain, we could be subject to certain penalties, which could be substantial.
With respect to Vafseo, we entered into a collaboration agreement with TPC to develop and commercialize Vafseo in Japan and certain other Asian countries. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory.
Our ability to generate revenues from these existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements and our ability to maintain our collaborations for development and commercialization. We cannot predict the success of any collaboration that we enter into. For example, although Averoa has received marketing authorization for ferric citrate in the EU and the UK, it has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or the UK. Additionally, Medice’s launch of Vafseo in certain countries in the Medice Territory was later than anticipated due to required prerequisite activities. If we are unable to maintain our collaborations, or our collaboration partners are unable to successfully perform their obligations under the agreements on the timelines anticipated or at all, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
•collaborators may not properly obtain, maintain, enforce, transfer or defend our intellectual property or proprietary rights or those licensed to us under our agreements;
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
We may seek additional collaborations, strategic alliances, or joint ventures, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' development and/or commercialization efforts with respect to Auryxia, Vafseo or any other products or product candidates both within and outside of the U.S. Additionally, our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For certain product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.
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
•a potential collaborator’s evaluation of our product or product candidate may differ substantially from ours;
•a potential collaborator’s evaluation of our financial stability and resources;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.
We may not be able to negotiate and enter into future collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to delay or curtail the development of the product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay their potential commercialization, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia, Vafseo or our product candidates.
Even if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
We currently rely on single source suppliers for each of drug substance and drug product for Auryxia, including for our authorized generic, and commercial supply from other suppliers is not readily available, and our exclusive 3PL for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, commercial distribution, pipeline development or commercialization, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia, including our authorized generic, and Vafseo, or such arrangements are terminated;
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
If we, or any of our third-party manufacturers or our 3PL cannot or do not perform as agreed or expected, or any of the third-parties on which we rely were to experience shutdowns, delays or other business disruptions, including as a result of resource constraints, catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, or if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials and
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

research and development operations and our products for commercialization, and to fulfill our requirements under our supply contracts. In such event, we may be forced to enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. Additionally, these third-party manufacturers may be unable to meet our demand or scale production, may experience quality issues such as batch failures or recalls, and depend on limited suppliers for raw materials, any of which could further disrupt supply. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia, our authorized generic of Auryxia, and/or Vafseo or the development of our product candidates, which could delay our clinical trials and materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo, including vadadustat drug substance, to satisfy the requirements of our customer and supply contracts, including inventory levels, we have incurred with respect to Auryxia, and may in the future incur, contractual penalties, which could be substantial.
In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. In addition, Auryxia, Vafseo and our product candidates may compete with other products and product candidates for access to third-party manufacturing facilities, and certain third-party manufacturing facilities may be contractually prohibited from manufacturing Auryxia, Vafseo or our product candidates due to exclusivity provisions in agreements with our competitors, which would limit our ability to engage such manufacturers as a replacement or secondary source supplier. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third-party manufacture Auryxia, Vafseo or our drug products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
Moreover, issues that may arise in any scale-up, technology transfer, or continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, in the past, we have experienced issues in manufacturing Auryxia, including capacity constraints, which have impacted inventory levels, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues, which could have an adverse impact on our business. In addition, before we can manufacture product at a new site, we need to validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption or delay in product development. Any future supply interruptions, whether related to inventory levels, capacity, quality or quantity, for Auryxia or our authorized generic, or Vafseo where approved, or for our product candidates, may negatively and materially impact our development timelines, our business, reputation and financial condition.
Our third-party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third-party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to meet our development timelines, supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, if we have high amounts of write-downs to inventory levels in the future, it could negatively impact our ability to supply Auryxia or Vafseo, and our financial condition could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

We rely on the third-party manufacturers who manufacture our products and product candidates to comply with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other global regulatory authorities, as applicable. These requirements include, among other things, quality control, cGMP compliance, global regulatory requirements, and the maintenance of records and documentation. The facilities and processes used by our third-party manufacturers to manufacture our products and product candidates may be inspected by the FDA and other regulatory authorities at any time. Although we have oversight of the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and do not have full control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we do not have full control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may also have other clients and other priorities that could affect their manufacturing line capacity or delivery schedules, which are beyond our control.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from Panion & BF Biotech, Inc., or Panion, a third-party, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, required us to meet development milestones and imposed development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product where the manufacture, use or sale of Auryxia would, but for the license granted, infringe a licensed patent of the licensed technologies, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or obligations thereunder, or ownership of proprietary rights, which could impact the commercialization of Auryxia, could require or result in litigation or arbitration, which would be time consuming and expensive, could lead to the termination of the Panion Amended License Agreement, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to Auryxia or our rights could otherwise be adversely affected, which could prevent us from continuing to commercialize Auryxia.
Manufacturing biologics is complex, and we may experience manufacturing problems that result in delays in our ebribafusp development program or other product candidates.
The manufacturing of biologics is highly complex, and we may experience production issues or interruptions in supply for our ebribafusp development program or other product candidates. These challenges may include variability in raw materials, equipment performance issues, process scale-up difficulties, and the need to maintain consistent product quality across batches. In addition, risks related to product characterization and analytical testing—such as limitations in assay sensitivity or
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

specificity, incomplete understanding of critical quality attributes, difficulties in method development, qualification or validation, and potential discrepancies between analytical methods—may impact our ability to fully characterize the product and ensure comparability. Failures or delays in analytical testing, including stability testing, impurity profiling, or potency assessment, could further delay release, regulatory submissions, or approval timelines. Collectively, these issues may result in increased costs, supply interruptions, or delays in clinical development and regulatory approval.

In addition, the development process may be met with challenges related to successful scale-up of the process to deliver the required inventory to support our clinical trials. Specifically, if we or our third-party CDMOs, are unable to procure critical raw materials in a timely manner, successfully scale our manufacturing process, or provide sufficient manufacturing campaign slots to support production, we may not be able to supply the required inventory to allocate to clinical trials and/or commercial supply. Raw material shortages, contamination events, or manufacturing batch failures pose significant risks and could disrupt production and therefore limit downstream supply, ultimately delaying our development timelines and having an adverse effect on our business, financial condition, operations, and product candidates.
We face risks based on our reliance on CDMOs for ebribafusp manufacture as there is increased regulatory scrutiny on aseptic and sterile product manufacture. The manufacturing facilities for ebribafusp on which we rely may not meet the stringent regulatory requirements and this could adversely affect our development and commercialization plans for ebribafusp and other product candidates. Sterile finished good therapeutic products approved for use in clinical trials are required to be manufactured in accordance with cGMP. Such regulations strictly govern manufacturing processes and overarching quality systems to assure robust compliance and quality control of investigational products utilized in clinical trials and commercial products approved for sale. Poor production practices increase the risk of introduction of adventitious agents and/or other contaminants or process changes that may impact the stability of our biologic product candidate which may be undetectable through final product testing. As such, it is critical to implement robust facility and product controls strategies to document that our products have been manufactured and tested in accordance with cGMPs and to demonstrate that our products are safe and efficacious and support our clinical trials and ultimately the potential approval of a BLA for any product candidate.
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
Our CDMOs are subject to routine or for-cause inspections of the facilities that manufacture, test, and/or store our product candidates. Deficiencies identified during these inspections may require remediation potentially impacting or delaying the development or approval of ebribafusp or other product candidates and thereby delaying our clinical trials or the commercial approval of ebribafusp. Additionally, remediation of deficiencies poses the risk of lost product or significant financial impact which also may result in delays to our clinical trials or commercial approval and could materially harm our business.
Changes in and uncertainty surrounding U.S. trade policy on tariffs could have a material adverse impact on our business, financial condition and results of operations.
In 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977, or the IEEPA, does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process, but the timing, scope and ultimate amount of any such refunds remain uncertain and subject to ongoing litigation.

President Trump subsequently invoked Section 122 of the Trade Act of 1974 to impose a 10% tariff, which could be raised to 15%, on nearly all foreign imports, or the Section 122 tariffs. The Section 122 tariffs expired in July 2026. In addition, the U.S. Trade Representative has conducted two investigations under Section 301 of the Trade Act of 1974, which have resulted in additional tariffs, or the Section 301 tariffs. In July 2026, in one such investigation, it imposed additional tariffs of 10% to 12.5% on products of sixty economies determined to have failed to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The second investigation into structural excess capacity and production in manufacturing sectors remains ongoing. In July 2026, President Trump also invoked Section 338 of the Trade Expansion Act of 1962 to impose a 50% tariff on certain Canadian imports, effective August 19, 2026, or the Section 338 tariffs. As was the case under the IEEPA tariffs, certain pharmaceuticals and pharmaceutical ingredients were among the products exempt from the Section 122 tariffs, the Section 301 tariffs related to forced labor, and the Section 338 tariffs.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. Then, on April 2, 2026, President Trump issued
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, for companies like ours that are not listed in the annexes to the proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), beginning September 29, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), including Auryxia and Vafseo, or are listed in the FDA’s Lists of Licensed Biological Products (the Purple Book). The 100% tariff also applies to active pharmaceutical ingredients, or APIs and key starting materials for such articles. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Lichtenstein and the UK. Certain categories of products are exempt from these tariffs.
U.S. trade policy remains subject to significant uncertainty, and accordingly, host of other U.S. tariff actions remain possible.
Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. We currently manufacture all of our Vafseo drug substance and drug product in China and conduct certain research activities in China. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could hinder or potentially inhibit our ability to rely on CDMOs, and other service providers that operate in China, including our current Vafseo manufacturers.
Our business may be negatively affected by these tariffs and any new tariff actions or trade restrictions and the underlying uncertainty and supply chain disruptions created thereby. The development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the full extent of the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Changes in the geopolitical environment, including U.S. and international trade policies, particularly with respect to China, Europe or Canada, may adversely impact our business and operating results.
Many of our manufacturers and suppliers for Auryxia and Vafseo are located in China, Europe and Canada, and we may continue to rely on foreign CDMOs in the future. The manufacturing of our drug product for commercial use of both Auryxia and Vafseo takes place in Canada through a third-party manufacturer, Patheon Inc., or Patheon. The manufacturing for commercial use of both Auryxia and Vafseo drug substance takes place in France and Spain, respectively. Also, the manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer, STA Pharmaceutical Hong Kong Limited, or WuXi STA, a subsidiary of WuXi AppTec Co., Ltd., or WuXi AppTec. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Europe, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Europe, Canada or other countries, trade agreement disputes or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. In addition, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, published an interim final rule in September 2025, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS entity list. While the Affiliates Rule has been suspended until November 10, 2026 as part of the U.S.-China tentative framework agreement, escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical manufacturers. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, on December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, President Trump signed into law the BIOSECURE Act, which limits U.S. government procurement from and grants to biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

U.S. Department of Defense, or the Department of Defense, 1260H list of Chinese Military Companies as a BCC. On June 8, 2026, the Department of Defense published an updated list, which included WuXi AppTec. Since WuXi AppTec was just added to the list, it will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi AppTec filed a legal challenge to its designation as a Chinese Military Company, and it is currently unclear whether such designation will apply to WuXi STA, as a subsidiary of WuXi AppTec. Accordingly, the implications of this action remain unclear, and we are continuing to assess the potential impact on our business and operations. If the Department of Defense adds WuXi STA to the 1260H list, or it is determined that WuXi STA is included in the designation of a Chinese military company as a subsidiary of WuXi AppTec, it could have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
Obtaining proof of direct infringement by a competitor for a method of use patent requires us to demonstrate that the competitors make and market a product for the patented use(s). Alternatively, we can prove that our competitors induce or contribute to others in engaging in direct infringement. Proving that a competitor contributes to or induces infringement of a patented method by another has additional proof requirements. For example, proving inducement of infringement requires proof of intent by the competitor. In Hikma Pharmaceuticals USA Inc. v. Amarin Pharma, Inc. (2026), the Supreme Court held that proving active inducement requires showing “affirmative steps to bring about the desired result” of infringement, and that vague statements combined with speculation about how others may act are insufficient to state an inducement claim. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us or our partners from marketing and selling Auryxia, Vafseo or other future products, increase the risk that a generic or other similar version of Auryxia, Vafseo or other future products could enter the market to compete with Auryxia, Vafseo or other future products, limit our or our partners' development and commercialization of Auryxia, Vafseo or other future products, or otherwise harm our competitive position and result in additional significant costs.
Moreover, physicians may prescribe a competitive identical product for indications other than the one for which the product has been approved, or “off-label” indications, that are covered by the applicable patents. Although such off-label prescriptions may directly infringe or contribute to or induce infringement of method of use patents, such infringement is difficult to prevent. Additionally, under the Hikma v. Amarin decision, a generic manufacturer’s use of a skinny label, compliance with FDA labeling requirements, and standard industry practices such as describing a drug as a “generic equivalent” may not constitute active inducement, further limiting our ability to enforce our method-of-use patents against generic competitors.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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
We cannot assure you that Auryxia, Vafseo, praliciguat, ebribafusp, AKB-9090, AKB-10108 or any of our other potential future products will obtain such pediatric exclusivity, NCE exclusivity, RPE, orphan drug exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure you that Vafseo or any of our potential future products will obtain patent term extension.
The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will limit Auryxia sales and would likely limit Vafseo sales, either of which would have an adverse impact on our business and results of operation.
Although the composition and use of Auryxia is currently claimed by 2 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 14 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing additional generic equivalents of Auryxia or generic equivalents of Vafseo or any of our potential future products. If our OB-listed patents are successfully challenged by a third party and additional generic versions of Auryxia or a generic version of Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which subsequently entered the market. As a result of Teva's entry into the market, we have experienced, and we expect to continue to experience, a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia. Generic competition for Auryxia, Vafseo or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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
We are currently involved in opposition proceedings in the Indian Patent Office. The proceedings may be ongoing for a number of years, may be resolved in a manner adverse to us and may involve substantial expense and diversion of employee resources from our business, which could have an adverse effect on our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

Risks Related to our Business and Managing Growth
If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop and commercialize our approved products or any of our product candidates.
Recruiting and retaining qualified personnel is critical to our success. We are highly dependent on our executives, certain members of our senior management and certain key personnel. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Losing members of management and other key personnel could subject us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and commercialize our approved products and develop our product candidates. Our future financial performance and our ability to commercialize Vafseo and develop our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. The pharmaceutical and biotechnology industries continue to face challenges in recruiting and retaining qualified employees.
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
In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona in Japan, the development and commercialization of ferric citrate in Europe, and the development and commercialization of Vafseo by our collaboration partner, TPC, in Japan and potentially other Asian countries and our collaboration partner, Medice, in the Medice Territory. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
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
Our future financial performance and our ability to commercialize Auryxia and Vafseo and to compete effectively and to continue to develop our products and product candidates will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, our growth.
In addition, as we expand our development activities, we expect to grow the teams, infrastructure, and processes necessary to support these efforts. Scaling our development activities will require recruiting, training, and integrating new personnel, as well as enhancing cross-functional coordination, which may introduce additional operational complexity. For example, integrating ebribafusp, which we acquired on November 28, 2025, has required, and will continue to require, significant management attention, which could divert resources from other priorities. If we are unable to successfully integrate our
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

teams or adapt our processes to meet the demands of increased development activity, our ability to advance our product candidates and achieve our strategic objectives could be adversely affected.
Furthermore, we may need to adjust the structure and size of our workforce as a result of changes to our expectations and priorities for our business, which can result in management being required to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities and related expenses. For example, in June 2026, we modified our commercial approach with the goal of increasing the efficiency and effectiveness of our commercial field team based on the stage of our Vafseo launch and implemented a commercial reorganization, which resulted in a reduction in headcount representing approximately 13% of our workforce prior to the reduction. However, there can be no assurance that this change to our commercial strategy will be successful and increase sales of Vafseo. In addition, in July 2026, we implemented a reduction in headcount representing approximately 7% of our workforce prior to the reduction in order to improve our operational efficiency to align with our current priorities. We may have to undertake additional workforce reductions or restructuring activities in the future if we are unable to realize the expected operational and strategic efficiencies and cost savings. Additionally, such reductions in headcount could be disruptive to our operations, or could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Such reductions could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing our approved products and developing and, if approved, commercializing our product candidates. Further, we rely on independent third parties to provide certain services to us. We structure our relationships with these outside service providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. If any of our service providers are later legally deemed to be employees, we could be subject to employment and tax withholding liabilities and other additional costs as well as other multiple damages and attorneys’ fees.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 100

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
Additionally, the use of artificial intelligence based software is increasingly being used by us and in the biopharmaceutical industry generally. Use of artificial intelligence based software may lead to the release of confidential proprietary information, and adversarial artificial intelligence techniques could be used to reverse-engineer proprietary algorithms, infer sensitive clinical data from anonymized datasets, or bypass existing security controls, which may impact our ability to realize the benefit of our intellectual property. The secure maintenance of this sensitive information is critical to our business and reputation.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

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
Any failure to maintain proper functionality and security of our internal computer and information systems, including failures arising from vulnerabilities in artificial intelligence models or artificial intelligence-enabled systems, could result in a loss of, or damage to, our data or marketing applications or inappropriate disclosure of confidential or proprietary information, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, under a variety of federal, state or other applicable privacy laws, such as HIPAA, the GDPR, or state data protection laws including the CCPA, harm our competitive position and delay the further development and commercialization of our products and product candidates, or impact our relationships with customers and patients. Although we do maintain cyber liability insurance, our insurance coverages may not be sufficient in type or amount to cover us against any such losses, claims, or liabilities related to security breaches, cyber-attacks, cyber intrusion, or other related breaches or disruptions.
Our employees, independent contractors, principal investigators, CROs, CDMOs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading. In addition, laws and regulations governing any international operations we have or may have in the future may require us to develop and implement costly compliance programs.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CDMOs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate applicable laws, including the following:
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
We conducted our global clinical trials for Vafseo, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CDMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CDMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. Some of the countries in which we have conducted clinical trials and in which we had CDMOs have a history of corruption, which increases our risks of FCPA violations. In addition, the FCPA presents unique challenges in the pharmaceutical industry because in many countries’ hospitals are operated by the government, and doctors and other hospital employees are considered foreign government officials. Certain payments made by pharmaceutical companies, or on their behalf by CROs, to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
Akebia Therapeutics, Inc. | Form 10-Q | Page 102

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
We are also subject to trade control regulations and trade sanction laws that restrict the movement of certain goods, currency, products, materials, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer commercial and clinical product and other clinical trial supplies, and for our employees, independent contractors, principal investigators, CROs, CDMOs, consultants and vendors ability to travel, between certain countries is subject to maintaining required licenses and complying with these laws and regulations.
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
Additionally, it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling known or unknown risks or preventing losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, independent contractors, CROs, CDMOs, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, disclosure of our confidential information and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.
Our financial statements include long-lived assets, including goodwill as a result of the Keryx Merger. Other long-lived assets, including property and equipment, right-of-use assets or goodwill, could become impaired in the future under certain conditions. Any potential future impairment of property and equipment, our right-of-use assets or goodwill may significantly impact our results of operations and financial condition.
As of June 30, 2026, we had approximately $59.0 million of goodwill from the Keryx Merger, $1.5 million of property and equipment and $5.8 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s and Vafseo's commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q. If these estimates, judgments and assumptions change in the future, additional impairment charges related to
Akebia Therapeutics, Inc. | Form 10-Q | Page 103

plant and equipment, and right-of-use assets or goodwill could be recorded in the future, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting, auditing, directors and officers insurance and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if
Akebia Therapeutics, Inc. | Form 10-Q | Page 104

we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
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
Our Ninth Amended and Restated Certificate of Incorporation, as amended, or Charter, and our Second Amended and Restated Bylaws, or Bylaws, as amended, contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our Charter and our Bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL.
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
Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Keryx Merger, which we believe has resulted in an ownership change under Section 382. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. In addition, the deduction for NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current-year taxable income. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state NOLs generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 105

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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, market entry of additional generic competition to Auryxia, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from the Nasdaq Capital Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
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
If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets, and our stockholders' ability to sell their shares.
We must satisfy Nasdaq’s continued listing requirements, including, among other things, maintaining a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. If we fail to maintain compliance with Nasdaq's continued listing requirements, it could affect our ability to raise capital on acceptable terms, or at all. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on over-the-counter markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, it would be more difficult for investors to trade or obtain accurate price quotations for our shares, which could have a material adverse effect on the market for, and liquidity and price of, our common stock, and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results on our business and future prospects, including, without limitation, the potential loss of confidence by our investors, lenders, customers and employees, fewer business development opportunities, and reduced institutional investor interest in our
Akebia Therapeutics, Inc. | Form 10-Q | Page 106

Company. Any such delisting may further increase the volatility of our common stock and would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.
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
As of June 30, 2026 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 7.1% of our outstanding shares of common stock, and State Street Corporation beneficially owned approximately 4.3% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock or State Street Corporation could cause the price of our common stock to decline. In addition, as of June 30, 2026, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
Further, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, or the Warrant Holder, an affiliate of Kreos Capital VII (UK) Limited, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, or the Initial Warrant, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) we issued a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from the date of issuance. On July 21, 2025, the Warrant Holder exercised its option to purchase 2,115,384 shares of our common stock under the Initial Warrant on a cashless basis at the Exercise Price. As a result of the cashless exercise, we issued 1,408,588 shares of our common stock to the Warrant Holder under the Initial Warrant. If any or all of the outstanding warrants are exercised, our stockholders could suffer further dilution and the value of their shares could decrease.
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
In addition, we currently have on file with the SEC a shelf registration statement on Form S-3, which allows us to offer and sell up to $250.0 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $75.0 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC, of which $28.6 million remains available for future issuance and sale as of June 30, 2026.
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
As of June 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2026, we did not have any sales of unregistered securities, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 109

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

3.3*	Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc.

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1*	Eight Amendment to Lease between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated April 7, 2026.

10.2*	Amendment # 4, effective as of April 28, 2026, to Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited.

10.3*	Amendment # 2, effective as of April 28, 2026, to Supply Agreement, dated as of February 10, 2021, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed, or submitted electronically, herewith

Akebia Therapeutics, Inc. | Form 10-Q | Page 110

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 5, 2026	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2026	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)