Form 10-Q
period 2026-09-30
Akebia Therapeutics, Inc.
filed 2026-11-05
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Third Avenue, Floor 2	02451
Waltham, MA
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 2, 2026 was 277,663,875.

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
•our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, for the sale of Auryxia® (ferric citrate) and Vafseo in the U.S., including for the post-TDAPA period;
•the potential therapeutic benefits, safety profile, and effectiveness of Vafseo and our product candidates;
•our pipeline and portfolio, including the initiation, timing, progress, results and market potential of our research and development programs, including with respect to ebribafusp (AKB-097), praliciguat and AKB-9090;
•our expectations, projections and estimates regarding our capital requirements, our ability to refinance our existing debt, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations and the period of time our cash resources will fund our current operating plan, estimates with respect to our ability to operate as a going concern, our internal control over financial reporting and disclosure controls and procedures, and any future deficiencies or material weaknesses in our internal controls and procedures;
•the timing and number of additional generic versions of Auryxia that enter the market following the loss of exclusivity for Auryxia that occurred in March 2025, the amount of generic product available to supply the market, the pricing of generic versions of Auryxia, and the impact of the loss of exclusivity on the product revenue from Auryxia, including the impact on the volume of Auryxia sales;
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
•our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and Vafseo and our ability to complete or otherwise satisfy post-marketing requirements with respect thereto;

•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes for the post-TDAPA period on a timely basis, or at all, with third-party payors for Auryxia and Vafseo;
•the timing of initiation, enrollment and progress of our clinical trials and plans to conduct preclinical studies and clinical trials in the future;
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
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of our approved products and product candidates;
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
•additional costs we may incur as we expand our development activities or other operating expenses, including additional costs related to Auryxia, Vafseo, ebribafusp, praliciguat and AKB-9090, and selling, general and administrative expenses; and
•the impact of global economic developments and geopolitical events on our business, operations, strategies and goals, including the imposition of new or revised trade tariffs.
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
•The market entry of one or more generic competitors or any third-party’s attempt to challenge our intellectual property rights will limit Auryxia sales and would likely limit Vafseo sales, either of which would have an adverse impact on our business and results of operations.
•Litigation and administrative proceedings, including third-party claims of intellectual property infringement and opposition/invalidation proceedings against third-party patents, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors and could result in substantial costs and divert management's attention.

Akebia Therapeutics, Inc.
Form 10-Q
For the Quarter Ended September 30, 2026

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$159,254	$184,844
Inventories	18,702	15,610
Accounts receivable, net	36,440	47,031
Prepaid expenses and other current assets	6,389	5,470
Total current assets	220,785	252,955
Property and equipment, net	2,403	1,222
Operating right-of-use assets	9,673	3,663
Goodwill	59,044	59,044
Other long-term assets	50,222	59,681
Total assets	$342,127	$376,565
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,612	$21,185
Accrued expenses and other current liabilities	102,440	121,716
Current portion of deferred revenue	4,958	2,681
Current portion of long-term debt	37,493	—
Working Capital Fund liability, current portion	9,846	17,356
Total current liabilities	162,349	162,938
Long-term operating lease liabilities	9,291	—
Long-term debt, net of current portion	12,777	48,250
Liability related to settlement royalties, net of current portion	65,096	54,750
Liability related to sale of future royalties, net of current portion	49,558	50,608
Working Capital Fund liability, net of current portion	20,263	22,606
Warrant liability	1,527	2,980
Other long-term liabilities	897	1,823
Total liabilities	321,758	343,955
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value; 25,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock $0.00001 par value; 500,000,000 and 350,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 277,516,290 and 265,424,818 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	1,736,381	1,716,307
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,716,021)	(1,683,705)
Total stockholders' equity	20,369	32,610
Total liabilities and stockholders' equity	$342,127	$376,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Product revenue, net	$34,827	$56,789	$133,584	$173,041
License, collaboration and other revenue	2,076	1,977	5,991	5,533
Total revenues	36,903	58,766	139,575	178,574
Cost of goods sold
Cost of product and other revenue	6,362	9,383	29,076	26,927
Total cost of goods sold	6,362	9,383	29,076	26,927
Operating expenses:
Research and development	16,183	14,944	45,049	35,711
Selling, general and administrative	23,531	29,094	82,138	81,391
License	946	896	2,508	2,493
Restructuring	1,343	—	3,288	—
Total operating expenses	42,003	44,934	132,983	119,595
Income (loss) from operations	(11,462)	4,449	(22,484)	32,052
Other income (expense)
Interest expense	(3,142)	(4,748)	(10,904)	(19,352)
Other income (expense)	(6)	(10)	(10)	175
Change in fair value of warrant liability	431	1,464	1,453	(5,361)
Income (loss) before income taxes	(14,179)	1,155	(31,945)	7,514
Income tax expense	(175)	(615)	(371)	(615)
Net income (loss)	$(14,354)	$540	$(32,316)	$6,899
Comprehensive income (loss)	$(14,354)	$540	$(32,316)	$6,899

Net income (loss) per share:
Basic	$(0.05)	$0.00	$(0.12)	$0.03
Diluted	$(0.05)	$0.00	$(0.12)	$0.03

Weighted average shares of common stock outstanding:
Basic	276,862,564	264,786,432	271,206,644	254,390,502
Diluted	276,862,564	274,372,722	271,206,644	262,680,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)
Issuance of common stock, net of issuance costs	34,437,364	—	64,907	—	—	64,907
Proceeds from sale of stock under employee stock purchase plan	93,362	—	78	—	—	78
Exercise of options	604,325	—	482	—	—	482
Stock-based compensation expense	—	—	2,187	—	—	2,187
Restricted stock unit vesting	1,660,547	—	—	—	—	—
Net income	—	—	—	—	6,112	6,112
Balance at March 31, 2025	261,644,590	$2	$1,696,821	$6	$(1,672,248)	$24,581
Issuance of common stock, net of issuance costs	850,000	—	1,542	—	—	1,542
Exercise of options	95,996	—	178	—	—	178
Stock-based compensation expense	—	—	2,676	—	—	2,676
Restricted stock unit vesting	451,246	—	—	—	—	—
Net income	—	—	—	—	247	247
Balance at June 30, 2025	263,041,832	$2	$1,701,217	$6	$(1,672,001)	$29,224
Warrants exercised, cashless	1,408,588	—	7,494	—	—	7,494
Proceeds from sale of stock under employee stock purchase plan	94,060	—	151	—	—	151
Exercise of options	438,300	—	962	—	—	962
Stock-based compensation expense	—	—	3,221	—	—	3,221
Restricted stock unit vesting	243,258	—	—	—	—	—
Net income	—	—	—	—	540	540
Balance at September 30, 2025	265,226,038	$2	$1,713,045	$6	$(1,671,461)	$41,592

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2025	265,424,818	$2	$1,716,307	$6	$(1,683,705)	$32,610
Proceeds from sale of stock under employee stock purchase plan	96,347	—	131	—	—	131
Exercise of options	28,424	—	20	—	—	20
Stock-based compensation expense	—	—	3,668	—	—	3,668
Restricted stock unit vesting	2,348,826	—	—	—	—	—
Net loss	—	—	—	—	(9,054)	(9,054)
Balance at March 31, 2026	267,898,415	$2	$1,720,126	$6	$(1,692,759)	$27,375
Issuance of common stock, net of issuance costs	3,138,107	—	3,240	—	—	3,240
Exercise of options	134,550	—	85	—	—	85
Stock-based compensation expense	—	—	3,226	—	—	3,226
Restricted stock unit vesting	571,645	—	—	—	—	—
Net loss	—	—	—	—	(8,908)	(8,908)
Balance at June 30, 2026	271,742,717	$2	$1,726,677	$6	$(1,701,667)	$25,018
Issuance of common stock, net of issuance costs	5,106,588	1	6,570	—	—	6,571
Proceeds from sale of stock under employee stock purchase plan	85,078	—	82	—	—	82
Exercise of options	400,519	—	251	—	—	251
Stock-based compensation expense	—	—	2,801	—	—	2,801
Restricted stock unit vesting	181,388	—	—	—	—	—
Net loss	—	—	—	—	(14,354)	(14,354)
Balance at September 30, 2026	277,516,290	$3	$1,736,381	$6	$(1,716,021)	$20,369
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Operating Activities:
Net income (loss)	$(32,316)	$6,899
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,014	948
Impairment of fixed assets	50	—
Bad debt expense	296	1,385
Change in fair value of warrant liability	(1,453)	5,361
Non-cash royalty revenue related to sale of future royalties	(1,175)	(1,325)
Non-cash interest expense	10,279	17,056
Non-cash operating lease expense	3,955	3,381
Write-down of inventory	5,797	645
Gain on the sale of property and equipment	—	(172)
Stock-based compensation expense	9,695	8,084
Changes in operating assets and liabilities:
Accounts receivable	10,295	(33,240)
Inventory	(4,848)	(5,707)
Prepaid expenses and other current assets	(2,618)	6,019
Other long-term assets	(671)	141
Accounts payable	(7,765)	(7,337)
Accrued expense and other current liabilities	(5,104)	34,602
Operating lease liabilities	(2,919)	(4,011)
Deferred revenue	2,277	3,881
Other long-term liabilities	(139)	253
Net cash provided by (used in) operating activities	(15,350)	36,863
Investing Activities:
Purchases of equipment	(1,847)	(221)
Proceeds from the sale of property and equipment	—	172
Purchase of IPR&D asset	(4,900)	—
Net cash used in investing activities	(6,747)	(49)
Financing Activities:
Proceeds from the issuance of debt and warrants	—	10,000
Payments of issuance costs related to BlackRock Credit Agreement	—	(63)
Proceeds from issuance of common stock, net of issuance costs	9,811	66,449
Proceeds from issuance of stock under employee stock purchase plan	213	230
Proceeds from the exercise of stock options	356	1,621
Repayment of WCF liability	(10,558)	—
Repayment of liability related to settlement royalties	(4,110)	—
Repayment of term debt	—	(462)
Net cash provided by (used in) financing activities	(4,288)	77,775
Increase (decrease) in cash, cash equivalents and restricted cash	(26,385)	114,589
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$160,158	$168,139

Supplemental disclosures of non-cash financing and investing activities
Purchase of IPR&D asset included in accrued expenses and other current liabilities	100	—
Cashless exercise of warrants in connection with BlackRock Credit Agreement	—	7,494
Right-of-use asset obtained in exchange for lease liabilities	9,965	—
Property and equipment included in accounts payable	398	—
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
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S. Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) Tablets were approved in the U.S. in March 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. Vafseo entered the U.S. market in January 2025. Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis dependent chronic kidney disease, or NDD-CKD. Auryxia lost exclusivity in the U.S. in March 2025. On March 11, 2026, Teva Pharmaceuticals USA, Inc., received approval for its Abbreviated New Drug Application for a generic version of Auryxia, which has subsequently entered the market.
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
As of September 30, 2026, the Company had cash and cash equivalents of $159.3 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan through at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. If the Company is unable to refinance its senior secured term loan, or the Company’s operating performance deteriorates significantly from the levels expected in the Company’s long-term operating plan, including if the Company does not achieve its future anticipated Vafseo revenue projections, it would have an adverse effect on the Company’s liquidity and capital resources, and the Company would be required to obtain additional financing to fund its operating plan or continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period.
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of September 30, 2026, cash and cash equivalents primarily included cash on hand and money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Waltham, Massachusetts, or the Waltham Lease, and the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease as of September 30, 2026 and December 31, 2025, respectively. Restricted cash is included in "other long-term assets" and "prepaid expenses and other current assets" in the consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 10

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash, cash equivalents and restricted cash (in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$159,254	$184,844
Restricted cash	904	1,699
Total cash, cash equivalents and restricted cash	$160,158	$186,543
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed, as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $3.0 million and $2.7 million as of September 30, 2026 and December 31, 2025, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$2,691	$1,212
Provision for bad debts	296	1,385
Ending balance	$2,987	$2,597
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
3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$138,487	$—	$—	$138,487
Long-term liability:
Warrant liability	$—	$1,527	$—	$1,527

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$172,689	$—	$—	$172,689
Long-term liability:
Warrant liability	$—	$2,980	$—	$2,980
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
The fair value of the Company's senior secured term loan facility approximates its carrying value as of September 30, 2026 and December 31, 2025, as the instrument bears interest at a variable rate that reflects current market rates. See Note 7, Indebtedness, for further information.
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES
Inventories consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Inventories, current:
Raw materials	$50	$—
Work-in-process	9,394	12,651
Finished goods	9,258	2,959
Inventories, current	$18,702	$15,610
Long-term inventories included in other long-term assets:
Raw materials	—	50
Work-in-process	46,848	57,290
Finished goods	2,034	1,789
Inventories, long-term	$48,882	$59,129
Total inventories	$67,584	$74,739
Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $0.9 million and $5.8 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $0.6 million during the three and nine months ended September 30, 2025, respectively.
5.GOODWILL
As of each of September 30, 2026 and December 31, 2025, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx Biopharmaceuticals, Inc., pursuant to which Keryx Biopharmaceuticals, Inc. became a wholly owned subsidiary of the Company. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	September 30, 2026	December 31, 2025
Restricted cash	$—	$1,699
Other	6,389	3,771
Total prepaid expenses and other current assets	$6,389	$5,470
Other prepaid expenses and other current assets, among other things, include capitalized implementation costs, prepaid insurance, prepaid clinical trial costs and prepaid information technology costs.
Other long-term assets are as follows (in thousands):

Description	September 30, 2026	December 31, 2025
Long-term inventories	$48,882	$59,129
Restricted cash	904	—
Other	436	552
Total other long-term assets	$50,222	$59,681
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	September 30, 2026	December 31, 2025
Product revenue allowances excluding rebates	$2,978	$7,916
Product rebates	67,856	64,674
Product return provisions, current portion	2,392	2,375
Clinical trial costs	1,214	1,188
Compensation and related benefits	7,751	11,018
Operating lease liabilities	930	3,548
Royalties due to Panion & BF Biotech, Inc.	3,832	3,924
Professional fees	1,909	1,597
Accrued manufacturing costs	2,550	1,808
Restructuring costs	1,379	—
Liability related to sale of future royalties, current portion	1,515	1,664
Settlement royalties liability, current portion	5,614	12,516
Payments due to Q32 Bio Inc.	100	5,000
Other	2,420	4,488
Total accrued expenses and other current liabilities	$102,440	$121,716
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
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (i) the term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of September 30, 2026, the Company's interest rate was 11.00%. The Company recognized interest expense related to the BlackRock Credit Agreement of $2.2 million and $6.6 million during the three and nine months ended September 30, 2026, respectively, and $2.1 million and $6.2 million during the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Years ended December 31,	Principal Payments
2026	$—
2027	50,558
2028	1,881
Total before unamortized discount and issuance costs	$52,439
Less: unamortized discount and issuance costs	(2,169)
Total term loans	$50,270
The Term Loan Facility is secured by substantially all of the existing and after-acquired assets of the Company, including intellectual property. The BlackRock Credit Agreement requires the Company to (i) maintain a minimum aggregate cash balance of $15.0 million in one or more controlled accounts or (ii) trailing twelve-month revenue of $150.0 million, both of which are measured monthly. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit the Company's ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due and it could limit the Company's ability to make certain payments under the Vifor Termination Agreement (as defined below).
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
The Initial Warrant and the Tranche C Warrant are liabilities classified under ASC 815, Derivatives and Hedging, as they could potentially require net cash settlement outside of the Company’s control. The Initial Warrant and the Tranche C Warrant are measured at fair value each reporting period and when a warrant is exercised, with the changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrant liability was $1.5 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively. See Note 3, Fair Value Measurements, for information on the fair value determination.
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
Pursuant to the terms of the Vifor Termination Agreement, the Company will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of the Company’s net sales of Vafseo up to $450.0 million to mid-single digit percentage of the Company’s net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by the Company, its affiliates or third-party licensees to a third-party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, the Company has the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that the Company will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of the Company’s net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If the Company exercises the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual effective interest rate as of September 30, 2026 was 12.8% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recognized interest expense related to the settlement royalties liability of $2.3 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $14.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the balances related to the settlement royalties liability were as follows (in thousands):

Description	September 30, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$5,614	$12,516
Long-term portion	65,096	54,750
Total settlement royalties liability	$70,710	$67,266
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
The discount on the Working Capital Fund liability is being amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is being amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $0.8 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2025, respectively. The amortization of the deferred gain was $0.9 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the balances related to the Working Capital Fund liability were as follows (in thousands):

Description	September 30, 2026	December 31, 2025
Current portion	$9,846	$17,356
Long-term portion	20,263	22,606
Total Working Capital Fund liability	$30,109	$39,962
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
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of September 30, 2026 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the TPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2025 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid royalties to HCR of $0.4 million and $1.2 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.4 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025 the balances were as follows (in thousands):

Liability related to sale of future royalties	September 30, 2026	December 31, 2025
Current portion (included in accrued expenses and other current liabilities)	$1,515	$1,664
Long-term portion	49,558	50,608
Total liability related to sale of future royalties	$51,073	$52,272
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
9.LEASES
Cambridge Lease
Under the Cambridge Lease, the Company leased approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts. In April and September 2026, the Company extended the lease terms for the laboratory space and the office and storage space, respectively, from September 11, 2026 through October 31, 2026.
The Cambridge Lease was non-cancelable and is classified as an operating lease. The Cambridge Lease did not contain residual value guarantees.
The security deposit in connection with the Cambridge Lease was $1.7 million in the form of a letter of credit, which was included as restricted cash in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2025. No restricted cash related to the Cambridge Lease remained as of September 30, 2026.
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Waltham Lease
On January 27, 2026, the Company entered into the Waltham Lease with BP THIRD AVENUE LLC, a Delaware limited liability company, or the Landlord, pursuant to which the Company leases an aggregate of approximately 43,474 square feet, consisting of 28,518 square feet of office space, or the Office Premises, and 14,956 square feet of laboratory space, or the Lab Premises, located in Waltham, Massachusetts. The term of the Waltham Lease expires on August 31, 2033, unless sooner terminated as provided in the Waltham Lease, with one five-year extension option available. The Company relocated its corporate headquarters to Waltham in September 2026.
The Waltham Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the Office Premises and the Lab Premises were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain.
The Company’s annual rent for the Office Premises began at $0.9 million and will increase by an additional $1.00 per square foot for each successive Rent Year (as defined in the Waltham Lease) until the end of the initial term. The Company’s annual rent for the Lab Premises began at $1.0 million and will increase by approximately 3.0% for each successive Rent Year until the end of the initial term. The security deposit in connection with the Waltham Lease is $0.9 million in the form of an irrevocable letter of credit, which is included as restricted cash in other long-term assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026. In addition to rent, the Company is required to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
Future Lease Commitments
Future commitments under the non-cancelable Cambridge Lease and Waltham Lease are as follows (in thousands):

Operating Lease Commitments
2026	$541
2027	1,965
2028	2,025
2029	2,087
Thereafter	8,183
Total lease commitments	$14,801
Less: present value adjustment	(4,581)
Current operating lease liabilities	$10,220
Total operating lease costs were $1.8 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2025, respectively.
The weighted average remaining lease term for the operating leases was 6.89 years and the incremental borrowing rate was 10.98% as of September 30, 2026.
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Auryxia (Ferric Citrate) Manufacturing
Siegfried
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial ferric citrate drug substance. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, with the most recent amendment effective in July 2026, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of ferric citrate drug substance, annually at a predetermined price. As of September 30, 2026, the Company had a minimum total commitment of approximately $7.7 million of ferric citrate drug substance through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2028. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceeded the then current forecast, including review of assumptions of expected future demand and expiry of inventory. The Company did not have an excess firm purchase commitment liability as of September 30, 2026. The excess firm purchase commitment liability recorded in other long-term liabilities was $0.8 million as of December 31, 2025.
Vafseo (Vadadustat) Manufacturing
Patheon
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon agreed to manufacture vadadustat drug product for commercial use under a volume-based pricing structure through June 30, 2023, with the agreement renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for vadadustat drug product based on certain quarterly and annual forecasts provided by the Company. As of September 30, 2026, the Company has committed to purchase $1.1 million of vadadustat drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec Co., Ltd., or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture vadadustat drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of September 30, 2026, the Company has committed to purchase $69.2 million of vadadustat drug substance from WuXi STA through the end of 2027, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
Additionally, in February 2021, the Company entered into a Supply Agreement with WuXi STA, with the most recent amendment effective in July 2026, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The vadadustat drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of September 30, 2026, the Company has committed to purchase $1.0 million of vadadustat drug product from WuXi STA through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
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
The Company incurred royalty payments due to Panion of approximately $1.3 million and $5.2 million during the three and nine months ended September 30, 2026, respectively, and $2.7 million and $8.4 million during the three and nine months
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2025, respectively, relating to the Company’s sales of Auryxia in the U.S. and Japan Tobacco, Inc. (succeeded by Shionogi & Co., Ltd.) and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii’s, net sales of Riona in Japan.
Cyclerion Agreement
In June 2021, the Company entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc. (succeeded by Korsana Biosciences Inc.), or Cyclerion, under which the Company obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
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
Under the Cyclerion Agreement, as amended in December 2024, Cyclerion is eligible to receive up to an additional aggregate of $197.5 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. In December 2025, the Company incurred a $1.0 million development milestone in connection with the initiation of a Phase 2 clinical trial for praliciguat in the U.S., which was charged to research and development expense during the year ended December 31, 2025. The $1.0 million development milestone was paid during the nine months ended September 30, 2026. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Under the terms of the Q32 Purchase Agreement, the Company (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) made an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) made a $1.9 million development milestone payment upon the dosing of the first patient in the Phase 2 clinical trial of ebribafusp in September 2026, (iv) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $92.6 million, (v) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (vi) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The Company did not acquire any outputs and there was not an acquired substantive process in place to create outputs. The total purchase consideration of $12.8 million was composed of the $7.0 million upfront payment, the $3.0 million additional upfront payment, the $2.0 million development milestone payment and $0.8 million of direct transaction costs. The only contingency as it relates to the $2.0 million milestone payment upon the earlier of initiation of a Phase 2 clinical trial and December 31, 2026 was the passage of time.
The total purchase consideration was allocated to in process research and development, or IPR&D, assets with no alternative future use for these assets at the closing of the acquisition. As a result, the Company recorded a charge of $12.8 million related to acquired IPR&D expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. The $0.1 million development milestone payment is included in accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2026.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $79.2 million at September 30, 2026. The scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third-party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and nine months ended September 30, 2026 and 2025, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of September 30, 2026. The Company does not have any claims related to these indemnification obligations and consequently no related accruals were recorded.
11.PRODUCT REVENUE AND PROVISIONS FOR VARIABLE CONSIDERATION
The following table presents net product revenue for Vafseo and Auryxia (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2026	2025	2026	2025
Vafseo	$14,798	$14,322	$51,902	$39,635
Auryxia(1)	20,029	42,467	81,682	133,406
Total product revenues	$34,827	$56,789	$133,584	$173,041
(1) Includes the authorized generic version of Auryxia sold and distributed by the Company's authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, during the three and nine months ended September 30, 2026 and 2025.
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present changes in the Company’s contract assets and liabilities related to the Company's sales to its AG Distributor (in thousands):

	Nine Months Ended September 30, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$194	$16,567	$(14,006)	$2,755
Contract liabilities:
Deferred revenue	$2,681	$13,865	$(12,125)	$4,421

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$—	$9,255	$(9,255)	$—
Contract liabilities:
Deferred revenue	$—	$8,118	$(5,250)	$2,868
The Company recognized the following revenues related to the Company's sales to its AG Distributor as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2026	2025	2026	2025
Deferred revenue — beginning of the period	$2,680	$2,664	$2,681	$—
Product revenue allowance and provision categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2025	$1,153	$72,589	$3,351	$77,093
Current provisions related to sales in current year	5,850	51,912	309	58,071
Adjustments related to prior year sales	26	(4,099)	2,638	(1,435)
Credits/payments made	(5,798)	(49,568)	(3,010)	(58,376)
Balance at September 30, 2026	$1,231	$70,834	$3,288	$75,353

(in thousands)	Chargebacks and Discounts	Rebates, Fees and Other Deductions	Product Returns	Total
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
Current provisions related to sales in current year	2,200	62,571	552	65,323
Adjustments related to prior year sales	69	336	(164)	241
Credits/payments made	(3,151)	(19,395)	(359)	(22,905)
Balance at September 30, 2025	$554	$59,238	$6,471	$66,263
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net related to product sales, was approximately $29.5 million and $44.4 million as of September 30, 2026 and December 31, 2025, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Description	2026	2025	2026	2025
Medice	License and product supply of Vafseo in the EU	$77	$28	$637	$52
TPC	Royalties related to the sale of Vafseo in Japan, South Korea and Taiwan	423	455	1,174	1,325
JT and Torii	Royalties related to the sale of Riona in Japan	1,576	1,494	4,180	4,156
Total license and other revenue		$2,076	$1,977	$5,991	$5,533
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):

	Nine Months Ended September 30, 2026
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$2,391	$6,519	$(6,232)	$2,678
Contract liability:
Deferred revenue	$—	$582	$(44)	$538

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$2,010	$6,577	$(5,527)	$3,060
Contract liabilities:
Deferred revenue	$—	$1,013	$—	$1,013
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia and Vafseo which are included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and 2025.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2026	2025	2026	2025
Deferred revenue — beginning of the period	$—	$—	$—	$—
During each of the three and nine months ended September 30, 2026 and 2025, the Company recognized no revenue from performance obligations satisfied in previous periods.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the upfront payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was received during the nine months ended September 30, 2025.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During each of the three and nine months ended September 30, 2026 and 2025, the Company recognized an immaterial amount of revenue and $0.1 million of revenue from Medice royalties, respectively. As of September 30, 2026, there were $0.2 million in contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company supplies Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company recognized an immaterial amount of revenue and $0.5 million of revenue under the Medice Supply Agreement during the three and nine months ended September 30, 2026, respectively. The Company did not recognize any revenue under the Medice Supply Agreement during the three and nine months ended
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025. As of September 30, 2026, there were $0.5 million in accounts receivable, immaterial deferred revenue and no contract assets or payables in connection with the Medice Supply Agreement.
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
The Company did not recognize any revenue related to the supply of vadadustat drug substance to Medice during the three and nine months ended September 30, 2026 and 2025.
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
The transaction price was comprised of: (i) the upfront payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to TPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $9.8 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2026, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the TPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from TPC royalties in the period in which the sales occur. The Company recognized revenue from TPC royalties of $0.4 million and $1.2 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2025, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the TPC Agreement, subject to certain caps and other conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, there were no accounts receivable, payables or deferred revenue and $0.4 million in contract assets recorded in connection with the TPC Agreement.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to TPC and delivery has occurred and TPC has accepted the product. The Company recognized no revenue under the TPC Supply Agreement during each of the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there were no accounts receivable, deferred revenue or other current liabilities relating to the TPC Supply Agreement.
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
The Company recognized license revenue of $1.6 million and $4.2 million during the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.2 million during the three and nine months ended September 30, 2025, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded. As of September 30, 2026, there was $1.5 million in accounts receivable relating to the JT and Torii Sublicense Agreement.
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
As of September 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 500,000,000 and 350,000,000 shares of common stock, respectively, $0.00001 par value per share, of which 277,516,290 and 265,424,818 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of September 30, 2026 and December 31, 2025.
At-the-Market Facility
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated an original sales agreement), with Jefferies LLC, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2025, the Company sold 23,708,995 shares of its common stock under this program with gross proceeds of $43.0 million ($42.2 million, net of offering expenses). During the nine months ended September 30, 2026, the Company sold 8,244,695 shares of its common stock under this program with gross proceeds of $10.1 million ($9.8 million, net of offering expenses).
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
14.STOCK-BASED COMPENSATION PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $2.8 million and $9.7 million during the three and nine months ended September 30, 2026, respectively, and $3.2 million and $8.1 million for the three and nine months ended September 30, 2025, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			September 30, 2026		December 31, 2025
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and restricted stock units (RSUs)	49,405	—	148,860	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, stock appreciation rights (SARs) and performance awards	6,832,231	—	8,412,898	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan, as amended(3) (4) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	21,597,814	17,249,912	15,913,729	24,723,655
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
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 821,625 options included as outstanding under the 2014 Plan
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the table and 3,544,957 options included as outstanding under the 2023 Plan in the table as of September 30, 2026 and 1,050,525 options included as outstanding under the 2014 Plan and 3,034,085 options included as outstanding under the 2023 Plan in the table as of December 31, 2025.
(4)    On June 10, 2025, the 2023 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 18,900,000 shares.
Common Stock Options and Stock Appreciation Rights
During the nine months ended September 30, 2026, the Company granted 4,011,200 options to employees and 536,000 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2026, the Company granted 1,279,375 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,114,275 options remained outstanding as of September 30, 2026.
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
The combined stock option activity for the nine months ended September 30, 2026, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	18,152,258	$2.85	6.97 years	$3,690
Granted	5,826,575	$1.38	—	—
Exercised	(563,493)	$0.63	—	—
Expired	(1,019,949)	$5.24	—	—
Canceled and forfeited	(1,545,933)	$1.84	—	—
Outstanding at September 30, 2026	20,849,458	$2.46	7.02 years	$746
Exercisable at September 30, 2026	11,525,769	$3.14	5.62 years	$657
As of September 30, 2026, there was approximately $10.9 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.55 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	330,622	$0.63	5,992,607	$2.09
Granted	—	$—	5,831,100	$1.38
Vested	(330,622)	$0.63	(2,771,237)	$2.17
Forfeited and canceled	—	$—	(1,422,478)	$1.63
Unvested as of September 30, 2026	—	$—	7,629,992	$1.60
As of September 30, 2026, there was $8.3 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.79 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP, substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of September 30, 2026 and December 31, 2025, a total of 4,079,222 and 4,260,647 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 181,425 shares under the ESPP during the nine months ended September 30, 2026.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
Common Stock Options	2026			2025			2026			2025
Risk-free interest rate	4.49%	-	5.09%	3.79%	-	4.03%	3.61%	-	5.09%	3.79%	-	4.38%
Expected volatility	108.69%	-	116.07%	111.72%	-	120.16%	96.64%	-	119.09%	111.61%	-	123.58%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$1.05			$2.80			$1.18			$2.18
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$106	$169	$427	$491
Research and development	426	677	2,048	1,675
Selling, general and administrative	2,155	2,375	7,042	5,918
Restructuring	114	—	178	—
Total stock-based compensation	$2,801	$3,221	$9,695	$8,084
15.NET INCOME (LOSS) PER SHARE
The following summarizes the calculation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income (loss)	$(14,354)	$540	$(32,316)	$6,899

Denominator
Denominator for basic net income (loss) per share - weighted average outstanding shares of common stock	276,862,564	264,786,432	271,206,644	254,390,502
Dilutive effect of common stock options and SARs	—	4,416,904	—	3,351,562
Dilutive effect of RSUs	—	3,243,785	—	2,995,205
Dilutive effect of warrants	—	1,924,435	—	1,942,508
Dilutive effect of ESPP	—	1,166	—	1,166
Denominator for diluted net income (loss) per share - weighted average outstanding shares of common stock and assumed conversions	276,862,564	274,372,722	271,206,644	262,680,943
Basic net income (loss) per share	$(0.05)	$0.00	$(0.12)	$0.03
Diluted net income (loss) per share	$(0.05)	$0.00	$(0.12)	$0.03
Potentially dilutive securities including common stock options, RSUs, SARs and warrants have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For the three and nine months ended September 30, 2026 in which the Company reported a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

Three and Nine Months Ended September 30, 2026
Outstanding common stock options	20,214,145
SARs	635,313
Unvested RSUs	7,629,992
Warrants	2,115,385
Total	30,594,835
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
The following table presents information about reported segment revenues, segment profit or loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$36,903	$58,766	$139,575	$178,574
Less:
Direct cost of product and other revenue	5,027	6,683	23,910	18,569
Panion royalty	1,335	2,700	5,166	8,358
Research and development	16,183	14,944	45,049	35,711
Selling, general and administrative	23,531	29,094	82,138	81,391
License	946	896	2,508	2,493
Restructuring	1,343	—	3,288	—
Income (loss) from operations	(11,462)	4,449	(22,484)	32,052

Other income (expense)
Interest expense	(3,142)	(4,748)	(10,904)	(19,352)
Other income	(6)	(10)	(10)	175
Change in fair value of warrant liability	431	1,464	1,453	(5,361)
Income (loss) before income taxes	(14,179)	1,155	(31,945)	7,514
Income tax expense	(175)	(615)	(371)	(615)
Net income (loss)	$(14,354)	$540	$(32,316)	$6,899
17.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the accompanying unaudited condensed consolidated financial statements as of September 30, 2026, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.
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
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia reached loss of exclusivity, or LoE. On March 11, 2026, Teva Pharmaceuticals USA, Inc., or Teva, received approval for its Abbreviated New Drug Application, or ANDA, for a generic version of Auryxia, which has subsequently entered the market.
Ferric citrate is approved for use and marketed in certain countries outside the U.S. by our partners.
Our development pipeline includes:
Our mid-stage rare kidney disease pipeline assets, praliciguat and ebribafusp, are being evaluated to target areas of unmet need. In June 2021, we licensed praliciguat from Cyclerion Therapeutics Inc. (succeeded by Korsana Biosciences Inc.), or Cyclerion, via an exclusive global license, which includes certain intellectual property rights to research, develop and commercialize the asset. Praliciguat is an oral, once-daily soluble guanylate cyclase, or sGC, stimulator. We are evaluating praliciguat for the treatment of biopsy-confirmed focal segmental glomerulosclerosis, or FSGS, a rare kidney disease, in a Phase 2 clinical trial. We dosed our first patient in this trial in December 2025. We also plan to assess the use of praliciguat in other rare podocytopathies in the future.
In November 2025, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc., together Q32, pursuant to which we purchased and assumed substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32’s clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097), an anti-C3d-Factor H fusion protein complement inhibitor. Ebribafusp is a potential next-generation complement inhibitor, and we believe ebribafusp has applicability across a wide range of complement-mediated rare kidney diseases. Ebribafusp is intended to provide targeted regulation of complement activation at sites of tissue injury while limiting systemic
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

complement inhibition. In September 2026, we dosed our first patient in a Phase 2 basket study to evaluate ebribafusp in IgA Nephropathy, or IgAN, C3 Glomerulopathy, or C3G, and Lupus Nephritis, or LN.
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
We expect to continue to generate revenue from our license, collaboration and supply agreements with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, Tanabe Pharma Corporation, or TPC, Japan Tobacco, Inc. (succeeded by Shionogi & Co., Ltd.) and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, and any other collaborations into which we have entered or may enter.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

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
From inception through September 30, 2026, we have incurred $1.8 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Vafseo, praliciguat, ebribafusp, AKB-9090 and any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

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
Recent Events
Initiation of Phase 2 Trial in Rare Complement-Mediated Kidney Diseases
In September 2026, we dosed our first patient in a Phase 2 basket trial evaluating ebribafusp for the treatment of rare complement-mediated kidney diseases, including IgAN, LN and C3G. As a result, pursuant to the terms of the Q32 Purchase Agreement, we paid $1.9 million of the $2.0 million development milestone in September 2026 upon such dosing and paid the remaining $0.1 million in October 2026.
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
Cambridge Lease Extension
In April and September 2026, we entered into amendments to our lease for office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease, to extend the term of the laboratory space and office and storage space, respectively, from September 11, 2026 to October 31, 2026. See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Cambridge Lease.
Initiation of Phase 1 Trial in CS-AKI
In April 2026, we dosed our first patient in a Phase 1 clinical trial of AKB-9090 for the treatment of CS-AKI.
Waltham Lease
In January 2026, we entered into a lease agreement, or the Waltham Lease, pursuant to which we lease an aggregate of 43,474 square feet, consisting of 28,518 square feet of office space and 14,956 square feet of laboratory space located in Waltham, Massachusetts. We relocated our corporate headquarters to Waltham in September 2026.
See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Waltham Lease.
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenues
Product revenue, net	$34,827	$56,789	$(21,962)	(39)%
License, collaboration and other revenue	2,076	1,977	99	5%
Total revenues	36,903	58,766	(21,863)	(37)%
Cost of goods sold
Cost of product and other revenue	6,362	9,383	(3,021)	(32)%
Total cost of goods sold	6,362	9,383	(3,021)	(32)%
Operating expenses
Research and development	16,183	14,944	1,239	8%
Selling, general and administrative	23,531	29,094	(5,563)	(19)%
License	946	896	50	6%
Restructuring	1,343	—	1,343	100%
Total operating expenses	42,003	44,934	(2,931)	(7)%
Income (loss) from operations	(11,462)	4,449	(15,911)	(358)%
Other expense, net	(3,148)	(4,758)	1,610	(34)%
Change in fair value of warrant liability	431	1,464	(1,033)	(71)%
Income (loss) before income taxes	(14,179)	1,155	(15,334)	(1328)%
Income tax expense	(175)	(615)	440	(72)%
Net income (loss)	$(14,354)	$540	$(14,894)	(2758)%
Product Revenue, Net—Net product revenue was $34.8 million for the three months ended September 30, 2026, compared to $56.8 million for the three months ended September 30, 2025. The decrease was primarily due to lower Auryxia revenues. The lower Auryxia revenues are primarily driven by a decrease in net price as well as a decrease in sales volume of Auryxia due to generic competition.
Following LoE for Auryxia in March 2025, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, on favorable terms, or at all, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
As a result of changes in the amount of reimbursement dialysis facilities will receive for use of Vafseo when Vafseo transitions from the Transitional Drug Add-on Payment Adjustment, or TDAPA, period to the post-TDAPA period, we believe our customers are likely to reduce inventory levels at the end of 2026. Additionally, when the post-TDAPA period begins in 2027, we expect to price Vafseo within the range of the price for ESAs. ESAs are currently priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point.
The following table summarizes our product revenue by product for the three months ended September 30, 2026 and 2025 (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

	Three Months Ended September 30,
Product	2026	2025
Vafseo	$14,798	$14,322
Auryxia(1)	20,029	42,467
Total product revenues	$34,827	$56,789
(1) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the three months ended September 30, 2026 and 2025.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $2.1 million for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $6.4 million for the three months ended September 30, 2026 compared to $9.4 million for the three months ended September 30, 2025. The decrease was primarily due to lower Auryxia sales volume during the three months ended September 30, 2026.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. We recorded a benefit to cost of product and other revenue for Vafseo of $0.3 million for the three months ended September 30, 2026, due to a tariff refund received during the three months ended September 30, 2026, which was offset by manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the three months ended September 30, 2026 was valued at cost, our cost of product and other revenue for Vafseo would have been $2.5 million. As of September 30, 2026, we had $16.3 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
R&D Expenses—R&D expenses were $16.2 million for the three months ended September 30, 2026, compared to $14.9 million for the three months ended September 30, 2025. The increase was primarily driven by increased clinical trial activities related to our mid-stage pipeline assets, which include praliciguat and ebribafusp, during the three months ended September 30, 2026.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Clinical trial and related external costs(1):
Vafseo and Auryxia	$2,922	$4,375
Mid-stage pipeline assets (praliciguat and ebribafusp)	4,253	1,267
Early-stage pipeline assets (AKB-9090 and AKB-10108)	884	1,155
Non-program specific	2,307	1,743
Total external R&D expenses	10,366	8,540
Internal personnel, consulting, facilities and other	5,817	6,404
Total R&D expenses	$16,183	$14,944
(1) See the section titled "Business Overview" for details on our current product portfolio and development pipeline.
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $23.5 million for the three months ended September 30, 2026, compared to $29.1 million for the three months ended September 30, 2025. The decrease was driven by lower marketing costs and decreased headcount related costs during the three months ended September 30, 2026.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $0.9 million for each of the three months ended September 30, 2026 and 2025.
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

Restructuring Expenses—Restructuring expenses were $1.3 million for the three months ended September 30, 2026. In July 2026, we implemented a reduction in headcount representing approximately 7% of our workforce prior to the reduction in order to improve our operational efficiency to align with our current priorities. There were no restructuring expenses for the three months ended September 30, 2025.
Other Expense, Net—Other expense, net, was $3.1 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025. The decrease was primarily due to lower non-cash interest expense related to the settlement royalty liability in connection with the Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, included in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.4 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively.
Income Tax Expense—Income tax expense was $0.2 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively.
Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenues
Product revenue, net	$133,584	$173,041	$(39,457)	(23)%
License, collaboration and other revenue	5,991	5,533	458	8%
Total revenues	139,575	178,574	(38,999)	(22)%
Cost of goods sold
Cost of product and other revenue	29,076	26,927	2,149	8%
Total cost of goods sold	29,076	26,927	2,149	8%
Operating expenses
Research and development	45,049	35,711	9,338	26%
Selling, general and administrative	82,138	81,391	747	1%
License	2,508	2,493	15	1%
Restructuring	3,288	—	3,288	100%
Total operating expenses	132,983	119,595	13,388	11%
Operating income (loss)	(22,484)	32,052	(54,536)	(170)%
Other expense, net	(10,914)	(19,177)	8,263	(43)%
Change in fair value of warrant liability	1,453	(5,361)	6,814	(127)%
Income (loss) before income taxes	(31,945)	7,514	(39,459)	(525)%
Income tax expense	(371)	(615)	244	(40)%
Net income (loss)	$(32,316)	$6,899	$(39,215)	(568)%
Product Revenue, Net—Net product revenue was $133.6 million for the nine months ended September 30, 2026, compared to $173.0 million for the nine months ended September 30, 2025. The decrease was primarily due to lower Auryxia revenues, which were partially offset by higher Vafseo revenues. The lower Auryxia revenues are due to a decrease in net price as well as a decrease in sales volume of Auryxia due to generic competition as described in greater detail above. As a result of the foregoing, we expect our Auryxia revenues to continue to be significantly lower for the remainder of 2026 and beyond as compared to 2025 Auryxia revenues.
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

The following table summarizes our product revenue by product for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
Product	2026	2025
Vafseo	$51,902	$39,635
Auryxia(1)	81,682	133,406
Total product revenues	$133,584	$173,041
(1) Includes the authorized generic version of Auryxia sold and distributed by our AG Distributor during the nine months ended September 30, 2026 and 2025
License, Collaboration and Other Revenue—License, collaboration and other revenue was $6.0 million for the nine months ended September 30, 2026, compared to $5.5 million for the nine months ended September 30, 2025. The increase was primarily due to revenue recognized in connection with our supply agreement with Medice during the nine months ended September 30, 2026.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $29.1 million for the nine months ended September 30, 2026 compared to $26.9 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in inventory write-downs as a result of excess, obsolescence, scrap or other reasons during the nine months ended September 30, 2026.
We began capitalizing our Vafseo costs in March 2024, in connection with the FDA's approval of Vafseo for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Prior to the capitalization of Vafseo inventory costs, such costs were recorded as research and development expenses in the period incurred. Cost of product and other revenue for Vafseo was $2.2 million for the nine months ended September 30, 2026, comprised of manufacturing and overhead costs as the associated inventory costs such as raw materials, drug substance and drug product conversion costs were expensed previously. If Vafseo inventory sold during the nine months ended September 30, 2026 was valued at cost, our cost of product and other revenue for Vafseo would have been $12.0 million. As of September 30, 2026, we had $16.3 million of reduced-cost Vafseo inventory. We expect our cost of product and other revenue for Vafseo will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our reduced-cost Vafseo inventory.
R&D Expenses—R&D expenses were $45.0 million for the nine months ended September 30, 2026, compared to $35.7 million for the nine months ended September 30, 2025. The increase was primarily driven by increased clinical trial activities related to Vafseo and our mid-stage pipeline assets, which include praliciguat and ebribafusp, as well as higher headcount related costs during the nine months ended September 30, 2026.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Clinical trial and related external costs(1):
Vafseo and Auryxia	$9,349	$9,251
Mid-stage pipeline assets (praliciguat and ebribafusp)	8,664	1,505
Early-stage pipeline assets (AKB-9090 and AKB-10108)	2,503	3,432
Non-program specific	5,492	4,711
Total external R&D expenses	26,008	18,899
Internal personnel, consulting, facilities and other	19,041	16,812
Total R&D expenses	$45,049	$35,711
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

(1) See the section titled "Business Overview" for details on our current product portfolio and development pipeline.
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $82.1 million for the nine months ended September 30, 2026, compared to $81.4 million for the nine months ended September 30, 2025.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $2.5 million for each of the nine months ended September 30, 2026 and 2025.
Restructuring Expenses—Restructuring expenses were $3.3 million for the nine months ended September 30, 2026 due to our commercial reorganization implemented in June 2026 and the reduction in headcount implemented in July 2026. There were no restructuring expenses for the nine months ended September 30, 2025.
Other Expense, Net—Other expense, net, was $10.9 million for the nine months ended September 30, 2026, compared to $19.2 million for the nine months ended September 30, 2025. The decrease was primarily due to lower non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement, as well as higher interest income related to our money market funds. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, included in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $1.5 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Income Tax Expense—Income tax expense was $0.4 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $159.3 million and restricted cash of $0.9 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor and a royalty transaction. From inception through September 30, 2026, we raised approximately $938.9 million of net proceeds from the sale of equity, including $567.9 million from various underwritten public offerings, $301.0 million from at-the-market, or ATM, offerings, pursuant to our sales agreement with Jefferies LLC, or Jefferies, and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. During the nine months ended September 30, 2026, we sold 8,244,695 shares of our common stock under the ATM offering with Jefferies with gross proceeds of $10.1 million ($9.8 million, net of offering expenses).
We incurred a net loss of $14.4 million and $32.3 million during the three and nine months ended September 30, 2026, respectively, and generated net income of $0.5 million and $6.9 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $1.7 billion.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 2025. Following LoE, our AG Distributor has been selling an authorized generic version of Auryxia in the U.S. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, the timing and number of additional generics that enter the market, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
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
Liability Related to Settlement Royalties
On July 10, 2024, we and CSL Vifor entered into the Vifor Termination Agreement. Pursuant to the terms of the Vifor Termination Agreement, we pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to a mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments commenced upon the first sale of Vafseo by us to a third-party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from CSL Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of September 30, 2026 was 12.8% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We recognized interest expense related to the liability related to settlement royalties of $2.3 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $14.7 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $5.6 million and $65.1 million of the liability related to settlement royalties is classified as a current and non-current liability, respectively.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

The Working Capital Fund is considered a debt arrangement with zero coupon interest, and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of September 30, 2026, $9.8 million and $20.3 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of September 30, 2026 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the TPC Agreement. We recorded non-cash royalty revenue of $0.4 million and $1.2 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $1.5 million and $49.6 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of September 30, 2026, in connection with the Waltham Lease, we had $0.9 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our unaudited condensed consolidated balance sheet as of September 30, 2026, while others are considered future obligations. Our material cash requirements as of September 30, 2026, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
Cambridge Lease
We leased 65,167 square feet of office, storage and laboratory space under the Cambridge Lease, which expired on October 31, 2026.
Waltham Lease
We lease 43,474 square feet of office space and laboratory space under the Waltham Lease. We relocated our corporate headquarters to Waltham in September 2026.
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
Q32 Purchase Agreement
On November 28, 2025, or the APA Closing Date, we entered into the Q32 Purchase Agreement with Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture and commercialization of Q32's clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097), worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Ebribafusp, which has been evaluated in a Phase 1 clinical trial in healthy volunteers, is a tissue-targeted C3d-Factor H fusion protein complement inhibitor with the potential to treat rare kidney diseases.
Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment of $7.0 million on the APA Closing Date, (ii) made an additional upfront payment of $3.0 million on the six-month anniversary of the APA Closing Date, (iii) paid $1.9 million of the $2.0 million development milestone in September 2026 in connection with the dosing of the first patient in the Phase 2 clinical trial of ebribafusp and paid the remaining $0.1 million in October 2026, (iv) will make certain milestone payments upon the achievement of specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $92.6 million, (v) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (vi) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
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
Other Third-Party Contracts
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $79.2 million as of September 30, 2026. The
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

scope of the services under these R&D contracts can be modified upon mutual agreement of the parties, and the contracts or scope of services can be cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third-party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2026	2025
Operating activities	$(15,350)	$36,863
Investing activities	(6,747)	(49)
Financing activities	(4,288)	77,775
Increase (decrease) in cash, cash equivalents and restricted cash	$(26,385)	$114,589
Cash, cash equivalents and restricted cash — beginning of period	186,543	53,550
Cash, cash equivalents and restricted cash — end of period	$160,158	$168,139
Operating Activities
Net cash used in operating activities was $15.4 million for the nine months ended September 30, 2026 and consisted of a net loss of $32.3 million and net non-cash adjustments of $28.5 million, including a change in fair value of the warrant liability of $1.5 million, and a reduction of $11.5 million in working capital.
Net cash provided by operating activities was $36.9 million for the nine months ended September 30, 2025 and consisted of net income of $6.9 million and net non-cash adjustments of $35.4 million, including a change in fair value of the warrant liability of $5.4 million, offset by a reduction of $5.4 million in working capital.
Investing Activities
Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2026 and was comprised of the additional upfront payment of $4.9 million paid to Q32 as well as purchases of equipment.
Net cash used in investing activities for the nine months ended September 30, 2025 was immaterial.
Financing Activities
Net cash used in financing activities was $4.3 million for the nine months ended September 30, 2026, which primarily consisted of payments to CSL Vifor of $10.6 million and $4.1 million related to the Working Capital Fund liability and liability related to settlement royalties, respectively, which were partially offset by net proceeds of $9.8 million from the sale of common stock under our ATM facility.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

During the nine months ended September 30, 2026, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
We had cash, cash equivalents and short-term marketable securities of $159.3 million and $184.8 million at September 30, 2026 and December 31, 2025, respectively, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates. However, due to the nature of these investments, a change in market interest rates of 1% would not be expected to have a material impact on our financial condition or results of operations for either period.
Foreign Exchange Risk
We are exposed to market risk related to exchange rates. The majority of our revenues for the three and nine months ended September 30, 2026 and 2025 was received in U.S. dollars, including revenues we received from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen and the Euro, respectively. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen and the Euro against the U.S. dollar. During the three and nine months ended September 30, 2026 and 2025, the impact of foreign currency exposure was immaterial and thus did not have a significant impact on our consolidated financial statements.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 covering the composition of matter of vadadustat in the Indian Patent Office. In response to a preliminary opinion, we requested to amend the claims, and the amended claims were published on May 9, 2025. On December 19, 2025, we attended an oral hearing conducted on the basis of the amended claims. We filed our written submission on July 2, 2026 and are awaiting the decision from the Indian Patent Office. However, the decision in this opposition is not material to our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

We have incurred significant losses since our inception, and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become and remain profitable.
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing our two approved products, Auryxia and Vafseo, and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Keryx Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We currently have two commercial products and believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least two years. This estimate is contingent upon us refinancing the outstanding debt under our senior secured term loan facility to defer the payment of principal, which would otherwise commence on January 1, 2027. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q, or Form 10-Q, for additional information regarding our obligations under our senior secured term loan facility. However, there can be no assurance that we will be able to refinance our senior secured term loan facility on favorable terms or at all. If we are unable to execute such refinancing on favorable terms or at all, we believe that our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues will be sufficient to enable us to fund our current operating plan for at least 12 months from the filing of this Form 10-Q. Since inception, we have incurred net losses each year, including a net loss of $14.4 million and $32.3 million for the three and nine months ended September 30, 2026, respectively, and we cannot guarantee when, if ever, we will become and remain profitable. As of September 30, 2026, we had an accumulated deficit of $1.7 billion.
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
Additionally, in March 2026, Teva Pharmaceuticals USA, Inc., or Teva, received approval for its Abbreviated New Drug Application, or ANDA, for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our authorized generic distribution partner, Mylan Therapeutics, Inc., or AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue.
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
•our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, for the sale of Auryxia and Vafseo in the U.S. on favorable terms, or at all;
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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
•the extent of the impact of geopolitical pressures, including tariffs and global trade policies, or the Biosecure provisions on our ability to conduct our business as currently conducted;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
In addition, on November 28, 2025, or the APA Closing Date, we entered into an Asset Purchase Agreement, or the Q32 Purchase Agreement, with Q32 Bio Inc. and Q32 Bio Operations Inc., together, Q32, pursuant to which we purchased and assumed from Q32 substantially all assets and liabilities of Q32 and its affiliates related to the research, development, manufacture, and commercialization of Q32’s clinical-stage development candidate ADX-097, known as ebribafusp (AKB-097) worldwide for the treatment, prevention or diagnosis of any disease or condition in humans. Under the terms of the Q32 Purchase Agreement, we (i) made an upfront payment in an amount equal to $7.0 million on the APA Closing Date, (ii) made an additional upfront payment in an amount equal to $3.0 million on the sixth-month anniversary of the APA Closing Date, (iii) paid $1.9 million of the $2.0 million development milestone in September 2026 in connection with the dosing of the first patient in the Phase 2 clinical trial of ebribafusp and paid the remaining $0.1 million in October 2026, (iv) will make certain milestone payments upon the achievement of additional specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $92.6 million as of September 30, 2026, (v) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (vi) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.
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
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve and maintain profitability and our financial position will depend, in part, on the rate of our future expenditures, the timing of our product, license, collaboration and other revenue, the timing and amount of any repayment of the WCF Royalty Payments, our continued compliance with the terms of the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and our ability to obtain additional funding or to refinance our senior secured term loan facility on favorable terms or at all, if and when needed. In addition, we expect to continue to incur significant expenses if and as we:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory or governmental authorities, or if we otherwise believe it is necessary or advisable, to change our manufacturing processes or assays, to bring on additional manufacturers, to relocate the manufacturing of our products or starting materials, to amend or replace our study protocols, to perform studies different from, larger than or in additional jurisdictions to those currently planned, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including the post-approval studies required for Vafseo and any other additional clinical trial that we decide to conduct for Vafseo or our product candidates, or if there are any delays in completing any of these activities.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or the associated revenue. Any net losses we may incur in the future could fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In prior quarters, and in any particular quarter in the future, our product revenue, the progress of our clinical development and our operating results may be below the expectations of securities analysts or investors, which has caused and could in the future cause our stock price to decline.
In addition, our ability to generate revenue has been and will continue to be negatively affected if certain dialysis organizations are unwilling to include or maintain Auryxia or its authorized generic or Vafseo in their formulary, the size of our addressable patient population is not as significant as we estimate, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia, its authorized generic and Vafseo in the U.S. and royalties from Riona (ferric citrate hydrate) and Vafseo in Japan, and Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional financing to continue to fund our operating plan.
We will require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of September 30, 2026, our cash and cash equivalents were $159.3 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to manufacture Auryxia for sale in the U.S.; develop and commercialize Vafseo in the U.S.; develop our product candidates; and commercialize any product candidate that may be approved, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Vafseo. Our future capital requirements depend on many factors, including:
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
•the results of our meetings with the FDA, the EMA and other regulatory authorities with respect to our approved products and product candidates and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, any label expansion that we may pursue, study design, study size and resulting operating costs;
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

•any difficulties or delays in conducting or enrolling patients in our ongoing or future clinical trials for Vafseo, praliciguat, ebribafusp, AKB-9090 or any other product candidates;
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
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to execute on our development and commercialization plans for our approved products and product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as tariffs, rising inflation, increasing interest rates, slower economic growth or recession, global trade policies, global supply chain disruptions, ongoing conflicts including the Russia-
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

Ukraine war, hostilities between Israel and Hamas, instability in the Middle East, including the current conflict with Iran, tensions between China and Taiwan and other emerging geopolitical crises, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, from September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2025, we sold 23,708,995 shares of our common stock in an at-the-market offering with gross proceeds of $43.0 million, and during the nine months ended September 30, 2026, we sold 8,244,695 shares of our common stock under this program, resulting in gross proceeds of $10.1 million ($9.8 million, net of offering expenses), respectively. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our products and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
Although we continue to focus a substantial amount of our efforts to develop and commercialize Vafseo and commercialize Auryxia, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates. For example, on November 28, 2025, we acquired ebribafusp, a clinical-stage development candidate with the potential to treat rare kidney diseases. In addition, in January 2026, we announced that the first patient was dosed in a Phase 2 clinical trial of praliciguat, in April 2026, we announced that the first patient was dosed in a Phase 1 clinical trial of AKB-9090, and in September 2026, we announced that we dosed the first patient in a Phase 2 basket trial of ebribafusp.
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
•product candidates we develop may nevertheless be covered by third-party patents or other exclusive rights;
•the market for a product candidate may be smaller than anticipated or change during our program so that the continued development of that product candidate is no longer commercially reasonable;
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or technology to us. As a result, our rights to these product candidates may be limited or we may be required to make future payments to such third parties if we are successful in developing such product candidates. For example, under the terms of the Q32 Purchase Agreement, we (i) paid $1.9 million of the $2.0 million development milestone in September 2026 in connection with the dosing of the first patient in the Phase 2 clinical trial of ebribafusp and paid the remaining $0.1 million in October 2026, (ii) will make certain milestone payments upon the achievement of additional specified development and regulatory milestone events related to ebribafusp up to an aggregate amount equal to $92.6 million as of September 30, 2026, (iii) will make certain milestone payments upon the achievement of specified commercial milestone events with respect to the net sales of ebribafusp up to an aggregate amount equal to $487.5 million, and (iv) will make certain royalty payments based on the net sales of ebribafusp with royalty percentage tiers ranging from the low single digits to mid-teen percentages. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies and integrate them into our current infrastructure.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Keryx Merger or the acquisition of ebribafusp from Q32, and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, require the assumption and management of third-party manufacturing relationships for clinical and commercial supply, which could be more expensive or time intensive than we originally anticipate, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, the acquisition of ebribafusp in November 2025 and the initiation of a Phase 2 basket trial of ebribafusp in August 2026 have increased and are expected to continue to increase research and development expenses and have required and will continue to require significant management attention for development, which could divert resources from other priorities, raise short‑term costs, and adversely affect our liquidity. In addition, pursuant to our amended license agreement with Cyclerion Therapeutics Inc. (succeeded by Korsana Biosciences, Inc.), we were granted an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, and we currently control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third-party manufacturer. Although we performed additional work to manufacture product for clinical trials than originally anticipated before we could initiate the trial for praliciguat, in January 2026, we announced that the first patient was dosed in a Phase 2 clinical trial in the U.S. However, even though the clinical trial has started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transactions, including the costs or timing of development of ebribafusp or praliciguat, or the potential benefits of ebribafusp or praliciguat, were incorrect, we may not recognize the anticipated benefits of the transactions and our business could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
The Term Loan Facility accrues interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on January 29, 2024 and ending on December 31, 2026, or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. If any of these events occur, and we are required to repay principal sooner than we anticipate, it would have an adverse effect on our business. We are currently pursuing options to refinance the outstanding debt under the Term Loan Facility, including to defer the timing of payment of principal; however, there can be no assurance that we will be successful in refinancing the Term Loan Facility in a timely manner, on favorable terms, or at all, which could have an adverse impact on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and Vafseo, our results of operations and financial condition will be materially harmed.
Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and Vafseo. Our ability to generate revenue depends on our ability to execute on our development and commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. If we are not able to maintain contracts with dialysis organizations and other customers, including specialty distributors, for the sale of Auryxia and Vafseo on favorable terms, or at all, or our products do not achieve the level of market acceptance at such dialysis organizations as we anticipate, our revenue and results of operations will be adversely affected. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the approval for Vafseo in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months instead of all such adults. This limitation has affected and may continue to affect the level of market acceptance of Vafseo.
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of generic versions of Auryxia that enter the market, and the timing thereof, have and will continue to adversely affect our revenue from Auryxia. On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, as amended in September 2025, pursuant to which, since March 20, 2025, our AG Distributor has been selling an authorized generic version of Auryxia. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, on favorable terms, or at all, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, account for a vast majority of the dialysis population in the U.S. As a result of this concentration of dialysis facilities in large networks, treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols and often have lengthy processes to implement and operationalize the protocol and make the new therapy available for patients. For example, to date, Fresenius does not have a medical protocol in place for Vafseo but may allow for its use through a medical exception process. If Fresenius does not add Vafseo to its medical protocol or if the protocol services smaller populations than the current label, Vafseo may not become standard of care nor achieve the level of market acceptance we anticipate. In addition, some dialysis organizations have medical protocols that require specific steps once Vafseo is prescribed that lengthen the time before the patient starts treatment, delaying initial adoption. Once a dialysis organization has added a new therapy to its medical protocol, implementation in dialysis clinics requires changes to these dialysis organizations' formularies, administration methods and operational practices, as well as gaining acceptance from healthcare professionals. If dialysis organizations do not add Vafseo to their medical protocol or if dialysis organizations that currently have a protocol in place do not keep Vafseo on their medical protocols, or maintain protocols that delay treatment initiation by requiring additional steps, or if the protocols service smaller populations than the current label, or if the average dose per patient is lower than we expect due to patient compliance or other factors, our results of operations could be materially adversely affected and Vafseo may not achieve standard of care. For example, although Vafseo has been added to most dialysis organizations' protocols, physicians initiating and, in some cases, maintaining, patients on therapy within the highly protocolized dialysis environment has been taking longer than we expected. Additionally, in the third quarter of 2026, our Vafseo revenue was lower than anticipated. This decrease was primarily due to customers reducing their inventory levels to align with their assessment of future inventory needs, based on the average dose per patient and patients’ compliance with their dialysis sessions being lower than expected, and in anticipation of the Transitional Drug Add-on Payment Adjustment, or TDAPA, period ending as of January 1, 2027. In 2025 and in the nine months ended September 30, 2026, most Vafseo revenue was driven by mid-sized dialysis organizations. If we are unable to increase or maintain sales to the large dialysis organizations and other medium-sized dialysis organizations, our results of operations will be negatively impacted. Furthermore, as a result of changes in the amount of reimbursement dialysis facilities will receive for use of Vafseo when Vafseo transitions from the TDAPA period to the post-TDAPA period, we expect our customers to further reduce inventory levels at the end of 2026. Additionally, when the post-TDAPA period begins in January 2027, we expect to price Vafseo within the range of the price for erythropoiesis stimulating agents, or ESAs. ESAs are currently priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

the expected lower price point. Further, we believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo in the post-TDAPA period. For more information, see the risk factor entitled "Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia or Vafseo after the TDAPA period in the U.S., or for Auryxia and Vafseo outside the U.S., or for any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business."
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025. Dialysis organizations may choose lower cost binders over Auryxia or generic versions of Auryxia, or treatments that may have features or benefits more aligned with the dialysis organization's operational activities. In addition, we have experienced and expect to continue to experience a decrease in net price under our customer contracts as a result of government reimbursement levels, as well as a decrease in sales volume due to generic competition. As a result of the foregoing, our Auryxia revenues have been significantly lower in 2026, and we expect them to continue to be lower through the remainder of 2026 and beyond as compared to 2025 Auryxia revenues.
Market acceptance and maintaining favorable pricing is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products does not achieve or maintain market acceptance to the extent that we expect or market acceptance decreases, including as a result of generic competition, we may not be able to generate significant product revenue and our business would be materially harmed. For example, an unexpected number of patients initially prescribed Vafseo discontinued treatment. While we continue to work with dialysis organizations to improve adherence, if a higher than expected number of patient discontinuations persists, or increases, this could negatively impact the market acceptance of Vafseo and could adversely affect our financial results. Obtaining and maintaining market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
•the availability of adequate coverage and reimbursement by, and the availability of discounts, rebates and price concessions to dialysis organizations, third-party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
•use at dialysis organizations and their willingness to include or continue to include Auryxia or Vafseo in their formulary or protocols and the scope of such protocols;
•the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;
•patients’ adherence or non-adherence to the prescribed treatment regimen;
•patients’ compliance with treatment, including adherence to dialysis schedules;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
In order to market Vafseo and any other approved product, we intend to continue to invest in the marketing and promotion of Vafseo, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and a commercial field team in the U.S. for our marketed products. If the commercial field team and marketing team cannot successfully commercialize Vafseo, it could have a material adverse effect on our product revenue and our financial condition.
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
We devote significant effort to recruiting individuals with experience in the marketing and promotion of pharmaceutical products. Competition for personnel with these skills is significant, particularly in the nephrology space, and retaining qualified personnel with experience in our industry is difficult. If key commercial field employees decide to leave, we may not be able to hire and train new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and Vafseo, depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures, and in the case of Auryxia, the entry of generics to the market. Governmental authorities, dialysis organizations, third-party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, Vafseo or any of our potential future products. Even if we obtain coverage for an approved product, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, dialysis organization, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.
Obtaining coverage and reimbursement approval for a product from a governmental authority, dialysis organization, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedure Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors, Medicare Advantage and/or Part D plans and/or PBMs operating on behalf of such plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD PPS bundled payment for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. However, from January 1, 2025 through December 31, 2026, dialysis organizations receive a TDAPA payment for claims that include phosphate binders. After the TDAPA period for Auryxia and other oral-only phosphorus lowering medications, CMS will make a permanent adjustment increasing the single bundled payment base rate paid to the dialysis facility for each Medicare dialysis treatment to account for the cost of these drugs. After the TDAPA period, dialysis organizations will not receive any additional payment for use of Auryxia outside the bundled rate. The adjustment will be calculated by CMS based on the weighted average cost of all phosphate lowering medications, including Auryxia. However, based on the final CY2027 ESRD Prospective Payment System Rule issued by CMS on October 28, 2026, or the 2027 ESRD Rule, such increase in the single bundled payment base rate may be inadequate for dialysis facilities to elect to make Auryxia available to patients, which would have a negative impact on our revenue from Auryxia.
Vafseo, which we began selling in January 2025, is also reimbursed under the ESRD PPS. For a period of two years starting on January 1, 2025 and continuing through December 31, 2026, ESRD dialysis facilities will receive a payment adjustment under TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria. The payment adjustment under TDAPA is based on Vafseo’s Average Sales Price, or ASP, and is a separate payment in addition to the base rate paid to dialysis facilities to facilitate the adoption of innovative therapies. After the TDAPA period, for a period of three years, dialysis facilities will receive an additional payment based on current utilization and pricing per dialysis treatment, regardless of Vafseo use. As a result, dialysis organizations will receive no additional payment for their use of Vafseo. The calculation of the post-TDAPA add-on payment adjustment was expected to be determined and published by CMS on an annual basis. However, pursuant to the 2027 ESRD Rule, CMS plans to adjust this calculation on a quarterly basis, which may create uncertainty in reimbursement amounts. As a result of the method used by CMS to calculate and apply the post-TDAPA add-on payment adjustment, there will be a significant decline in the level of reimbursement provided to dialysis facilities for use of Vafseo. After the TDAPA period, we anticipate pricing Vafseo within the range of the price for ESAs. ESAs are priced significantly lower than Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point. Further, we
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period. The post-TDAPA add-on adjustment to the bundled rate will be effective as of January 1, 2027. There can be no assurance that the level of reimbursement determined by CMS in the post-TDAPA period will improve. Such reduced reimbursement amounts or reimbursement uncertainty could limit provider adoption of Vafseo, restrict patient access and have a negative effect on the demand for, and the price of, Vafseo, which would adversely impact our revenue.
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
Additionally, we have entered into and may continue to enter into, or amend contracts with dialysis organizations, group purchasing organizations, or GPOs, third-party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status, and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third-party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third-party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three dialysis organizations have accounted for a significant percentage of our gross revenue from Auryxia and Vafseo. For example, during the three months ended September 30, 2026, DaVita and USRC accounted for a significant percentage of our gross revenue, and, during the nine months ended September 30, 2026, DaVita, Fresenius Medical Care Rx, and USRC accounted for a significant percentage of our gross revenue. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo and Auryxia on favorable terms, on a timely basis or at all, our business may be materially harmed.
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
In addition, we may be unable to sell Auryxia or Vafseo to dialysis organizations on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services, including as currently contemplated in the post-TDAPA period under the 2027 ESRD Rule, and dialysis providers choose to use alternative therapies, including generics, or look to re-negotiate or amend their contracts with us. Our revenues may also be affected if the price dialysis organizations pay for our products declines faster than anticipated or if our costs of production exceed reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans, including Medicare Advantage plans, are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.
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
We had exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protected us from generic drug competition until March 20, 2025. Following LoE, the number of additional generic versions of Auryxia that enter the market, and the timing thereof, have and will continue to adversely affect our revenue from Auryxia. We and our licensors entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). In addition, pursuant to the Authorized Generic Distribution and Supply Agreement with our AG Distributor, our AG Distributor has been selling an authorized generic version of Auryxia since March 20, 2025. On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia. As a result of Teva's entry into the market, we have experienced a significant reduction in the volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue. However, the extent of the impact on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations and other customers, including specialty distributors, the timing and number of additional generics, the amount of generic product available to supply the market and the pricing of generics and other products on the market that compete with Auryxia.
In addition to the generic version of Auryxia, Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, generic versions of calcium acetate, previously marketed as PhosLo® by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Takeda Pharmaceuticals U.S.A., Inc., and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of these phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including Unicycive’s
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

oxylanthanum carbonate (formerly RENAZORB™or lanthanum dioxycarbonate), that could otherwise enter the market that may impact the market for Auryxia. XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc., is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
Auryxia is competing in the iron deficiency anemia, or IDA, market in the U.S. with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumarate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlecit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA, and Accrufer® (ferric maltol), which was launched in the U.S. for the treatment of IDA in July 2021.
In Japan, our Japanese sublicensees, Japan Tobacco International (succeeded by Shionogi & Co., Ltd.), or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona. In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapanor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if additional generic versions of Auryxia enter the market.
Drugs that compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen in the U.S. and Europe, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceutical Industries Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz Group AG, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche. We believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

With respect to praliciguat, there are a number of treatments to address focal segmental glomerulosclerosis, or FSGS in development, and in April 2026, the FDA approved FILSPARI® (sparsentan), the first FDA-approved therapy for FSGS, indicated to reduce proteinuria in adult and pediatric patients aged eight years and older with FSGS without nephrotic syndrome. FILSPARI is a dual endothelin and angiotensin II receptor antagonist, which is being commercialized in the U.S. by Travere® Therapeutics Inc. In addition, current treatment includes glucocorticoid steroids, calcineurin inhibitors, other immunosuppressives such as rituximab, and antihypertensives such as angiotensin-converting enzyme inhibitors, such as enalapril, and angiotensin II receptor blockers, such as losartan. These treatments may slow kidney failure progression in some patients with FSGS. There are a number of treatments to address FSGS in development, including DMX-200 (repagermanium), in Phase 3 development by Dimerix Limited; MZE829 (APOL1 inhibitor) in Phase 2 development by Maze Therapeutics, Inc., Vanrafia® (atrasentan), in Phase 2 development by Novartis AG; and WAL0921 (a monoclonal antibody that binds soluble urokinase plasminogen activator receptor) in Phase 2 development by Walden Biosciences, Inc. and other investigational treatments in Phase 3 or Phase 2 development by companies including Boehringer Ingelheim, Sanofi, Vera Therapeutics, Inc., or Vera, and Vertex Pharmaceuticals Incorporated, or Vertex. Since FSGS is heterogeneous in nature, we expect a number of therapies will be needed to fully address the needs of the FSGS patient population. Additionally, a combination of therapies may also provide a beneficial impact for some patients.
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
In July 2026, Vera received accelerated approval from the FDA for TRUTAKNA™ (atacicept) for the treatment of IgAN. TRUTAKNA is a recombinant fusion protein that binds to B-cell Activating Factor, or BAFF, and APRIL cytokines. Vertex submitted a BLA for povetacicept, a dual antagonist of the BAFF and APRIL cytokines, for the treatment of IgAN, which was accepted by the FDA for accelerated approval and assigned a November 30, 2026 Prescription Drug User Fee Act target action date. A number of complement inhibitors are in development for the treatment of IgAN by companies including Alexion Pharmaceuticals, Inc. (ULTOMIRIS, ravulizumab, C5 inhibitor, Phase 3), Apellis Pharmaceuticals, Inc., or Apellis (acquired by Biogen, Inc.) (EMPAVELI, pegcetacoplan, C3 inhibitor, Phase 2), Roche and Ionis Pharmaceuticals, Inc. (sefaxersen, complement Factor B antisense therapy, Phase 3, with positive interim proteinuria data reported in September 2026), Biogen (felzartamab, CD38-directed antibody, Phase 3), Novartis (zigakibart, anti-APRIL antibody, Phase 3), and Arrowhead Pharmaceuticals, or Arrowhead (ARO-C3, C3 inhibitor, in Phase 1/2).
There are two FDA-approved complement-inhibitor therapies to reduce proteinuria in C3G patients: FABHALTA® (Novartis, iptacopan, Factor B inhibitor) and EMPAVELI® (Biogen, following its acquisition of Apellis, pegcetacoplan, C3 inhibitor). Both FABHALTA and EMPAVELI labeling includes a REMS. Other complement inhibitors are in development by Kira Pharmaceuticals, with KP104 (C5 inhibitor fused to Factor H) in Phase 2, Arrowhead with ARO-C3 (C3 inhibitor) in Phase 1/2, NovelMed Therapeutics Inc., with NM8074 (ruxoprubart, Bb inhibitor) in Phase 1b, and Novo Nordisk, with zaltenibart (MASP-3 inhibitor) in Phase 2, and One04 Therapeutics, with CPV-104 (recombinant Factor H) in Phase1.
There are three FDA-approved therapies for LN: BENLYSTA (belimumab, GSK), LUPKYNIS® (voclosporin, Aurinia Pharmaceuticals Inc.) and GAZYVA (obinutuzumab, Genentech, a member of the Roche Group). Additionally, there are several companies with products and product candidates in development for LN, including Novartis AG, with ianalumab in Phase 3, AstraZeneca, with Saphnelo (anifrolumab) in Phase 3, Cabaletta Bio, Inc., with CABA-201 (CD19-CAR T cell therapy) in Phase 1/2, and Bristol Myers Squibb Company, with CC-97540 (BMS-986353)(CD19-targeted autologous CAR T-cell therapy) in Phase 2.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
The commercialization of our products, and development of our products and product candidates, outside of the U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted TPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by TPC in Japan under the trade name Vafseo. Additionally, pursuant to our license agreement with Medice, we transferred the marketing authorization issued by the EMA, the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, the Swiss Agency for Therapeutic Products and the Australian Therapeutic Goods Administration to Medice. On November 12, 2025, we and Medice entered into Amendment #1 to the license agreement, pursuant to which we agreed to supply vadadustat drug substance to Medice pursuant to the terms of a supply agreement dated concurrently with the license agreement amendment, and we granted Medice the right to manufacture Vafseo tablets using the vadadustat drug substance we supply. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, the UK, the Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory, which has been approved by the EMA under the trade name XOANACYL®.
In addition, we have conducted, currently conduct for ebribafusp and AKB-9090, and in the future may conduct, clinical trials outside of the U.S. for any product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo and our product candidates outside the U.S., including, among others:
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
In addition, we receive revenues from royalty payments converted to U.S. dollars based on net sales of Riona and Vafseo in Japanese yen, the Euro, the Pound Sterling, and the Swiss Franc, and may receive payments in other foreign currencies. The exchange rates between these currencies on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if these currencies depreciate against the U.S. dollar.
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
We may be unable to successfully complete clinical trials of Vafseo and our product candidates or to successfully obtain approval of any potential label expansion for Vafseo or approval of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials; interim, preliminary, or topline results of a clinical trial do not necessarily predict final results and remain subject to final verification that may result in the final data being materially different from the initial data previously published. Additionally, results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoints in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the Formal Dispute Resolution Request, or FDRR, to the FDA in 2022, we filed a resubmission to our NDA for vadadustat for the treatment of anemia due to CKD only in adult DD-CKD patients in 2023. In March 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business. It is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
•a REMS or other risk management plan imposed by FDA or other regulatory authority that uses risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
•we may be subject to additional post-marketing restrictions and/or requirements; or
•the product may be removed from the market after obtaining marketing approval.
Our product development costs may also increase if we experience development delays or delays in receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidate that is approved, including those that may be in-licensed or acquired, or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent the completion of clinical trials of our products or product candidates, including those that may be in-licensed or acquired.
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials, including for our clinical trials of ebribafusp, praliciguat, and AKB-9090. Ebribafusp and praliciguat are being studied for rare diseases with small patient populations and many of those patients are treated with other therapies or products. Also, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions globally. In addition, other companies are conducting, or have announced plans for, clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases. These patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients, the nature of the disease and limited trial sites have made it and in the future may make it difficult for us to initiate and enroll enough patients to complete our clinical trials of praliciguat and ebribafusp, or other product candidates, on the timelines we anticipate and in a cost-effective manner. Patients may also be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations.
In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug or that includes a placebo arm. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the control of serum phosphorus levels in patients with DD-CKD, or the Hyperphosphatemia Indication, of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continued to be very slow despite efforts to do so. We informed the FDA of the enrollment and retention challenges in the trial, and in late August 2025, the FDA recommended that we halt enrollment in the trial until we have further discussions with the FDA. As a result, we halted enrollment and plan to submit to the FDA the data from those patients who completed the study.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. However, given actions taken by the Trump Administration and ongoing litigation, there is considerable uncertainty surrounding how the FDA will consider diversity action plans in connection with its review of marketing applications. For more information, see the section entitled "Business - Government Regulation and Product Approvals - Human Clinical Trials in Support of an NDA" included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We have conducted and currently conduct certain of our clinical trials globally. However, there are additional risks unique to conducting trials outside of the U.S., and the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.
We have conducted and currently conduct certain of our clinical trials outside of the U.S. The acceptance by the FDA or other regulatory authorities of data from clinical trials conducted outside their jurisdiction may be subject to certain conditions, or such data may not be accepted at all.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
The patient populations treated with Auryxia and Vafseo have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, in its most severe form, results in kidney failure and the need for dialysis or kidney transplant. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events, is high.
With respect to the global INNO2VATE Phase 3 program, the incidence of treatment emergent adverse events, or TEAEs, during the Correction and Conversion study in Vafseo-treated patients was 83.8% and 85.5% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa treated patients were hypertension
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

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
Any of the above safety data or other occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, Vafseo or any other products or product candidates that may be approved.
In addition, the post-marketing clinical trials that we are conducting for Vafseo, and any post-marketing clinical trials that we may conduct for any other product for which we receive marketing approval, if successful, may expand the patient populations treated with such product within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, Vafseo and any other products we commercialize will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of Vafseo or any other products are associated with serious adverse effects, undermining our commercialization efforts.
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
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through rigorous and extensive preclinical development and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other regulatory jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for any of our current or future product candidates, including those that may be in-licensed or acquired, or for any potential label expansion for Vafseo that we may pursue. Further, any product candidate may not receive marketing approval in the U.S. even if it is approved in other countries. Each regulatory authority makes their own assessment as to the safety and efficacy of a drug, and the FDA’s concern about the safety or efficacy of any product candidate could impact the regulatory authority’s decision in another country.
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator TPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials, which are time consuming and expensive. For example, previously, we had considered pursuing label expansion for the treatment of adult patients with NDD-CKD, because we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in U.S. patients with CKD. However, following a Type C meeting with the FDA in October 2025, we believed that, based on the FDA feedback, regulatory alignment on a path forward for the design of the VALOR trial for the use of vadadustat to treat anemia in patients with late-stage NDD-CKD would require a significantly larger number of patients than proposed, and accordingly would require meaningfully more time and cost to complete than we anticipated. As a result, we do not plan to initiate the VALOR trial, and therefore will not pursue a broad label for Vafseo for adult patients with NDD-CKD. Further, based on additional communications with the FDA regarding smaller subpopulations, we do not expect to pursue approval for potential subgroups of CKD non-dialysis dependent patients.
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
Furthermore, approval of a drug does not ensure successful commercialization. In April 2024, Averoa submitted its marketing authorization application for ferric citrate in Europe. In March 2025, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion recommending the European Commission, or EC, approve Averoa’s marketing authorization, which the EC granted in June 2025. In November 2025, the MHRA granted Averoa's UK marketing authorization. However, Averoa has not yet obtained pricing authorization nor commenced sales of ferric citrate in Europe or the UK.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

We plan to rely on orphan drug exclusivity for praliciguat and may rely on orphan drug exclusivity for potential future product candidates that we may develop. However, we cannot assure you that we will receive orphan drug designation for praliciguat or any of our potential future product candidates; and further, that we will be able to maintain orphan designation at the time of marketing approval in the U.S., EU, or other jurisdictions. For the FDA to grant orphan drug exclusivity to one of our products, at the time of marketing approval, the FDA must find that the prevalence of the disease for which the product is indicated is still fewer than 200,000 in the U.S., the approved indication matches the designation obtained during development, and that the drug is a new orphan drug, or clinically superior to an already approved drug that is considered "the same" as our drug. The FDA may conclude that the condition or disease for which orphan drug exclusivity is sought does not meet this standard. Exclusivity attaches only to the approved indication and the specific drug product. For the EMA, during marketing application review, submission of updated data on the prevalence of the disease and a justification of significant benefit will be required to maintain an EU orphan designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of the patients with the rare disease or condition.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. On December 11, 2025, the European Parliament and the Council of the European Union, or the Council, reached a provisional political agreement on the legislation. The Council formally adopted these new rules on September 28, 2026. The new provisions were considered by the European Parliament in October 2026 and are expected to enter into force by December 2026 and to become applicable in law 2028 following a 24-month transition period. In this time interval, all EU member states, or EU Member States, will need to update their national laws to align with the new rules. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, shorten marketing authorization times from 210 to 180 days, and set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.
Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if approved.
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or Risk Management Plans in the EU, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval studies, including pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA, and observational studies of Vafseo related to safety, malignancy and pregnancy. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, and a waiver may be granted in pediatric sub-populations in which the disease is not yet present or in which it is impracticable to study the drug. Regarding the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. The FDA has since released us from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and FDA denied this request in August 2023. The PMR trial had been actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. We informed the FDA of the enrollment and retention challenges in the trial and requested a release from the PMR, and in late August 2025, the FDA recommended that we halt further enrollment in the trial until we have further interactions with the FDA. As a result, we halted trial enrollment and plan to submit to the FDA the data from those patients who completed the study. If the FDA does not grant the release from the PMR, we would be required to restart the trial or conduct a separate trial, which would be time consuming and expensive. In addition, if the FDA finds that we failed to comply with the pediatric study requirement with regard to the Hyperphosphatemia Indication, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
In addition, our relationships with healthcare providers, physicians and third-party payors expose us to broadly applicable fraud and abuse laws that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and Vafseo and any other products for which we may obtain marketing approval. As such, these arrangements are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations at federal, state and international levels. These restrictions include, but are not limited to, the following:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
•HIPAA, as amended by HITECH, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Open Payments Act (the former Physician Payments Sunshine Act) requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•analogous state laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state Medicaid or other programs, or non-governmental third-party payors, including private insurers, and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and
•U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards, which vary from state to state.
Because of the breadth of these U.S. laws, and their non-U.S. equivalents, and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For example, there has been increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention. In addition, recent healthcare reforms have strengthened these laws. For example, the ACA (as defined below), among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. The ACA also amended the False Claims Act, such that violations of the Anti-Kickback Statute are now deemed violations of the False Claims Act.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be non-promotional, truthful, non-misleading, factual, and unbiased and such communications must include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product's FDA approved-labeling and proactively speak to formulary committee members of payors regarding certain types of data and information for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
Further, we will need to ensure full compliance with the administration’s recently announced enforcement position on direct-to-consumer, or DTC, prescription drug advertising and related promotional activities. On September 9, 2025, the President issued a Memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. The same day, the Make America Healthy Again Commission released a report declaring that the FDA, HHS, FTC and DOJ will increase oversight and enforcement under current authorities for violations of DTC prescription drug advertising laws. To that end, the FDA announced that it is initiating a rulemaking process to eliminate the adequate provision loophole that allows pharmaceutical advertisements to address safety information by placing it in another format or location. In this context, the FDA declared that it will no longer tolerate what it characterized as deceptive practices in prescription drug advertising and that the agency would aggressively deploy its available enforcement tools, with heightened scrutiny of fair balance and disclosures in social media promotions. The FDA also issued a generic notice letter to a substantial number of companies, including us, directing such companies to remove any noncompliant advertising and bring all promotional communications into compliance. We believe that we maintain a robust compliance program and processes designed to ensure that all promotional advertising activities are performed in a legal and compliant manner. However, given the administration’s enforcement position on these issues, we may be at increased risk that the FDA, DOJ or FTC will find our promotional advertising and other digital campaigns, including social media activities, are not in compliance with fair balance requirements and anticipated rule changes at the FDA and possibly other agencies.
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate, including in the conduct of our clinical trials, has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the EEA, in May 2018. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle. However, ESRD facilities receive a payment adjustment under TDAPA for Auryxia for a period of two years starting on January 1, 2025 based on ASP. After the TDAPA period for Auryxia and other oral-only phosphorus lowering drugs, a permanent adjustment increasing the single bundled payment base rate paid to the dialysis clinic for each Medicare dialysis treatment will be made by CMS to account for the cost of these drugs. However, CMS calculates the adjustment based on the weighted average cost of all phosphate lowering medications, including Auryxia. After the TDAPA period, dialysis organizations will not receive any additional payment for use of Auryxia outside the bundled rate. Furthermore, based on the 2027 ESRD Rule, such increase in the single bundled payment base rate may be inadequate for dialysis facilities to elect to make Auryxia available to patients, which would have a negative impact on our revenue from Auryxia.
Vafseo, which we began selling in January 2025, is also reimbursed under the ESRD PPS. ESRD facilities receive a payment adjustment under TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of no more than two years starting on January 1, 2025 and continuing through December 31, 2026. The payment adjustment under TDAPA is based on Vafseo’s ASP and is a separate payment that is in addition to the base rate paid to dialysis facilities in order to facilitate the adoption of innovative therapies. After the TDAPA period, for a period of three years, dialysis facilities will receive an additional payment based on current utilization and pricing per dialysis treatment, regardless of Vafseo use. As a result, dialysis organizations will receive no additional payment for their use of Vafseo after the TDAPA period. The calculation of the post-TDAPA add-on payment adjustment was expected to be determined and published by CMS on an annual basis; however, pursuant to the 2027 ESRD Rule, CMS plans to adjust this calculation on a quarterly basis, which may create uncertainty in reimbursement amounts. As a result of the method used by CMS to calculate and apply the post-TDAPA add-on payment adjustment, we expect a significant decline in the level of reimbursement provided to dialysis facilities for use of Vafseo. After the TDAPA period, we anticipate pricing Vafseo within the range of the price for ESAs. ESAs are priced significantly lower than
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

Vafseo’s current price. As a result, while we expect to sell a higher unit volume of Vafseo in 2027 as compared to 2026, we expect Vafseo revenues to decrease significantly in 2027 as compared to 2026 due to the expected lower price point. Further, we believe competition has increased pricing pressures for ESAs, which may negatively impact the price of, and the market for, Vafseo after the TDAPA period. The 2027 post-TDAPA add-on adjustment will be effective as of January 1, 2027. There can be no assurance that the level of reimbursement determined by CMS in the post-TDAPA period will improve. Such reduced reimbursement amounts or reimbursement uncertainty could limit provider adoption of Vafseo, restrict patient access and have a negative effect on the demand for, and the price of, Vafseo, which would adversely impact our revenue.
In late 2025, KCAPA, which seeks to maintain patient access to innovative kidney care treatment, including Vafseo, by improving reimbursement following TDAPA expiration, was introduced in the U.S. Congress. Although the KCAPA has the potential to improve post-TDAPA reimbursement if enacted, there can be no assurance that such legislation will be enacted before the TDAPA period for Vafseo expires on December 31, 2026, or that it will be enacted with the provisions as currently proposed, or at all.
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
Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, the President launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers. At the same time, U.S. federal and state governments continue to pursue legislative and regulatory initiatives designed to reduce prescription drug spending, including the Medicare Drug Price Negotiation Program, Medicare inflation rebate requirements and demonstration programs administer by CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, which has broad authority to develop and test payment and reimbursement models intended to reduce federal spending on prescription drugs. For example, on September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing Model, or GLOBE Model, a Medicare Part B demonstration program that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare Against Rising Drug Costs, a Medicare Part D demonstration program.
On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed a lawsuit in the U.S. District Court for the District of Columbia challenging CMS’ final GLOBE Model and seeking declaratory and injunctive relief. The complaint asserts that CMS exceeded its authority under Section 1115A of the Social Security Act by using the CMMI’s demonstration authority to impose a mandatory manufacturer rebate regime tied to international reference prices.
Although we cannot predict whether, when, or to what extent any of our product candidates, if approved, would become subject to these or future pricing and reimbursement programs, such measures could reduce reimbursement for pharmaceutical products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit commercial flexibility, and adversely affect demand for pharmaceutical products. These initiatives could adversely affect the market opportunity, pricing expectations, reimbursement levels, commercial potential, and profitability of our product candidates, and may influence our development, commercialization, partnering, and investment strategies. Because many of these initiatives are relatively new, continue to evolve through rulemaking, guidance, and implementation activities, or may be expanded through future legislation, regulation, or demonstration programs, their ultimate scope, implementation, legal viability, and financial impact remain uncertain. The adoption, expansion, or modification of these initiatives could make it
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

more difficult for us to establish favorable pricing and reimbursement following any future product approval, achieve broad market acceptance, attract collaborators or commercial partners, accurately forecast future revenues, and achieve profitability.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or TRICARE Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the federal False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In December 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs, 505(b)(2) NDAs or biosimilar product applications to file lawsuits against companies holding NDAs or BLAs that decline to provide sufficient quantities of an approved reference drug or biological product on commercially reasonable, market-based terms. Drug or biological products on the FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
With respect to Auryxia, we sublicensed the rights to commercialize Riona to JT and Torii in Japan. In addition, we granted Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. In February 2025, in advance of the market entry of generic competition to our branded Auryxia following LoE, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Distributor, pursuant to which, since March 2025, our AG Distributor has been selling an authorized generic version of Auryxia. We will be relying on our AG Distributor for the commercialization of this authorized generic, which currently competes with both Auryxia and Teva's generic version of Auryxia which received approval in March 2026. In addition, we are responsible for supplying product to our AG Distributor, and if there are challenges within the supply chain, we could be subject to certain penalties, which could be substantial.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
We may not be able to negotiate and enter into future collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to delay or curtail the development of the product candidates for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay their potential commercialization, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further commercialize Auryxia or develop or commercialize Vafseo or our product candidates.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
If we, or any of our third-party manufacturers or our 3PL cannot or do not perform as agreed or expected, or any of the third-parties on which we rely were to experience shutdowns, delays or other business disruptions, including as a result of resource constraints, catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, tariffs, trade agreement disputes, or natural disasters, or if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials and research and development operations and our products for commercialization, and to fulfill our requirements under our supply contracts. In such event, we may be forced to enter into agreements with other third-party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. Additionally, these third-party manufacturers may be unable to meet our demand or scale production, may experience quality issues such as batch failures or recalls, and depend on limited suppliers for raw materials, any of which could further disrupt supply. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercial distribution of Auryxia, our authorized generic of Auryxia, or Vafseo or the development of our product candidates, which could delay our clinical trials and materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo, including vadadustat drug substance, to satisfy the requirements of our customer and supply contracts, including inventory levels, we have incurred with respect to Auryxia, and may in the future incur with respect to Auryxia, including our authorized generic, or Vafseo, contractual penalties, which could be substantial.
In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such skills or technology to another third-party, or a feasible alternative may not exist. In addition, Auryxia, Vafseo and our product candidates may compete with other products and product candidates for access to third-party manufacturing facilities, and certain third-party manufacturing facilities may be contractually prohibited from manufacturing Auryxia, Vafseo or our product candidates due to exclusivity provisions in agreements with our competitors, which would limit our ability to engage such manufacturers as a replacement or secondary source supplier. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third-party manufacture Auryxia, Vafseo or our drug products. If we are required to change manufacturers for any reason, including as may be necessary to relocate the manufacturing of our products or starting materials, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
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
In addition, the cost of obtaining Auryxia and Vafseo is subject to adjustment based on our third-party manufacturers’ costs of obtaining raw materials and producing the product, and the impact of tariffs, as discussed below under the heading "Changes in and uncertainty surrounding U.S. trade policy on tariffs could have a material adverse impact on our business, financial condition and results of operations." We have limited control over the production costs of Auryxia and Vafseo, including the costs of raw materials, and have seen increases in the production costs of Auryxia and Vafseo and expect increases in the cost to import Auryxia and Vafseo as a result of tariffs. Any significant increase in the cost of obtaining our products could materially adversely affect our revenue for Auryxia and Vafseo.
We rely on the third-party manufacturers who manufacture our products and product candidates to comply with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, the EMA, the PMDA and other global regulatory authorities, as applicable. These requirements include, among other things, quality control, cGMP compliance, global regulatory requirements, and the maintenance of records and documentation. The facilities and processes used by our third-party manufacturers to manufacture our products and product candidates may be inspected by the FDA and other regulatory authorities at any time. Although we have oversight of the manufacturing processes of our third-party manufacturers, we do not ultimately control such manufacturing processes of, and do not have full control over, our third-party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we do not have full control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third-party manufacturers may also have other clients and other priorities that could affect their manufacturing line capacity or delivery schedules, which are beyond our control.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

If the FDA, the EMA or other regulatory authorities withdraw any approval of the facilities being used to manufacture Auryxia, Vafseo or any of our product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo, or to develop, obtain marketing approval for or market Vafseo our other product candidates, if approved.
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
Any of these events could cause our preclinical studies and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled or warning letters or be the subject of an enforcement action, which could result in our failing to maintain marketing approval of Auryxia or Vafseo, or failing to obtain or maintain marketing approval for any other product candidates on a timely basis or at all, any of which would adversely affect our business operations. In addition, if the third parties upon whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay or increase the cost of, perhaps significantly, the development and commercialization of Auryxia, Vafseo or any other product candidates.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from Panion & BF Biotech, Inc., or Panion, a third-party, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, required us to meet development milestones and imposed development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product where the manufacture, use or sale of Auryxia would, but for the license granted, infringe a licensed patent of the licensed technologies, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to commercialize Auryxia.
From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or obligations thereunder, or ownership of proprietary rights, which could impact the commercialization of Auryxia, could require or result in litigation or arbitration, which would be time consuming and expensive, could lead to the termination of the Panion License Agreement, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to Auryxia or our rights could otherwise be adversely affected, which could prevent us from continuing to commercialize Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
In 2025, the Trump Administration initiated a series of tariff-related actions against U.S. trading partners. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act of 1977, or the IEEPA, does not authorize the president to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs previously imposed by executive orders. Following this decision, the U.S. Customs and Border Protection began refunding previously collected IEEPA duties through a phased administrative process; we have received a refund of the IEEPA duties paid for Vafseo. Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. Then, on April 2, 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the U.S. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, for companies like ours that are not listed in the annexes to the proclamation (i.e., those that have not concluded qualifying onshoring plans and MFN pharmaceutical pricing agreements with the U.S. government), as of September 29, 2026, a 100% tariff went into effect for imports of pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), including Auryxia and Vafseo, or are listed in the FDA’s Lists of Licensed Biological Products (the Purple Book). The 100% tariff also applies to active pharmaceutical ingredients, or APIs and key starting materials for such articles. Preferential tariff rates are provided for imports of covered pharmaceuticals from Japan, the EU, Korea, Switzerland, Liechtenstein and the UK. Certain categories of products are exempt from these tariffs, but the exemptions do not currently apply to our products.
We primarily manufacture our Vafseo drug substance and drug product in China and conduct certain research activities in China, and we manufacture our Auryxia drug substance in France. Although we do not currently expect the 100% Section 232 tariff to have a significant impact on our cost of goods or revenue for Vafseo in 2027 and 2028 due to our current inventory of Vafseo in the U.S., we could use our inventory sooner than we expect and the application of these tariffs to our imports of drug substance and drug product in the future could significantly increase our costs of goods, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China, including our current Vafseo manufacturers.
U.S. trade policy has been subject to numerous changes and remains subject to significant uncertainty, and accordingly, a host of other U.S. tariff actions remain possible.
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
Many of our manufacturers and suppliers for Auryxia and Vafseo are located in China, Europe and Canada, and we may continue to rely on foreign CDMOs in the future. Our primary third-party manufacturer of our drug substance and drug product for commercial supply of Vafseo, STA Pharmaceutical Hong Kong Limited, or WuXi STA, a subsidiary of WuXi AppTec
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

Co., Ltd., or WuXi AppTec, is located in China. We also have a third-party manufacturer of our drug product for commercial use of both Auryxia and Vafseo, Patheon, Inc., or Patheon, that is located in Canada. We also have third-party manufacturers of drug substance for commercial use of both Auryxia and Vafseo in France and Spain, respectively. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Europe, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Europe, Canada or other countries, trade agreement disputes or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. In addition, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, published an interim final rule in September 2025, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS entity list. The Affiliates Rule has been suspended until November 10, 2026 as part of the U.S.-China tentative framework agreement, and the U.S. Treasury Secretary publicly stated in September 2026 that the parties had agreed to extend that agreement until January 10, 2027, which a U.S. government official has indicated will also extend the suspension of the Affiliates Rule, although BIS has not yet published a notice in the Federal Register formally extending the suspension. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical manufacturers. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, on December 18, 2025, President Trump signed into law the National Defense Authorization Act for Fiscal Year 2026, including its Section 851 (the Biosecure provisions). These provisions limit U.S. government procurement from and grants to biotechnology companies of concern, or BCCs. Under the Biosecure provisions, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. The Biosecure provisions do not name specific companies as BCCs but provide that the Office of Management and Budget (OMB) will establish a list of BCCs no later than December 2026, which will include any company on the U.S. Department of Defense, or the Department of Defense, 1260H list of Chinese Military Companies as a BCC. On June 8, 2026, the Department of Defense published an updated list, which included WuXi AppTec. Since WuXi AppTec was just added to the list, it will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi AppTec filed a legal challenge to its designation as a Chinese Military Company, and on August 7, 2026, the U.S. District Court for the District of Columbia granted WuXi AppTec a preliminary injunction enjoining the Department of Defense from enforcing the designation. On September 18, 2026, the Department of Defense filed its answer to WuXi AppTec’s complaint and the litigation is ongoing. It is currently unclear whether such designation would apply to WuXi STA, as a subsidiary of WuXi AppTec, and the outcome of the pending litigation is unknown. Accordingly, the implications of this action remain unclear, and we are continuing to assess the potential impact on our business and operations. If the Department of Defense adds WuXi STA to the 1260H list, or it is determined that WuXi STA is included in the designation of a Chinese Military Company as a subsidiary of WuXi AppTec, it could have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

If we are unable to adequately protect our intellectual property, third parties may be able to use our intellectual property, which could adversely affect our ability to compete in the market.
Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third-party challenges. We seek to protect our proprietary products and technology by filing patent applications in the U.S. and certain foreign jurisdictions. The process for obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in a cost effective or timely manner. In addition, we may fail to identify patentable subject matter early enough to obtain patent protection. Further, license agreements with third parties may not allow us to control the preparation, filing and prosecution of patent applications, or the maintenance or enforcement of patents. Such third parties may decide not to enforce such patents or enforce such patents without our involvement. Thus, these patent applications and patents may not, under these circumstances, be prosecuted or enforced in a manner consistent with the best interests of the company. We will only be able to protect our products and proprietary information and technology to the extent that our patents, trade secrets, contractual position, and governmental regulations and laws allow us to do so. Any unauthorized use or disclosure of our proprietary information or technology could compromise our competitive position.
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our products or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our products.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date. The issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Changes in the patent laws or the interpretation of the patent laws in the U.S. and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug products and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, which may significantly diminish our ability to exclude others from commercializing products that are similar or identical to ours. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third-party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged on such a basis in the courts or patent offices in the U.S. and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. As a result of such challenges, we may lose exclusivity or freedom-to-operate or patent claims may be narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to prevent third parties from using or commercializing similar or identical products, or limit the duration of the patent protection for our products.
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
We also rely on trade secrets and know-how to protect our intellectual property where we believe patent protection is not appropriate or obtainable. Trade secrets are difficult to protect. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, or otherwise have a duty of confidentiality to us, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. In addition, in some cases, we share certain ownership and publication rights to data relating to some of our products and product candidates with research collaborators, licensees and other third parties. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our trade secrets or other proprietary information will be at risk.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

In addition, many countries, including some where we plan to conduct clinical trials, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.
The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia, Vafseo or other future products.
The patent rights and related non-patent exclusivity that we own or have licensed relating to Auryxia, Vafseo or other future products, are, or may be, limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third-party may design around our owned or licensed composition of matter patent claims or market a product for the methods of use not covered by our owned or licensed patents.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

sponsor submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the sponsor.
In cases where NCE exclusivity has been granted to a new drug product, the 30-month stay triggered by such litigation is extended by the amount of time such that seven years and six months will elapse from the date of approval of the NDA for that product. Without NCE exclusivity, the 30-month stay on the FDA final approval of an ANDA runs from the date on which the sponsor of the reference listed drug receives notice of a Paragraph IV certification from the ANDA sponsor.
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
We cannot assure you that Auryxia, Vafseo, praliciguat, ebribafusp, AKB-9090 or any of our other potential future products will obtain such pediatric exclusivity, NCE exclusivity, RPE, orphan drug exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure you that Vafseo or any of our potential future products will obtain patent term extension.
The market entry of one or more generic competitors or any third-party’s attempt to challenge our intellectual property rights will limit Auryxia sales and would likely limit Vafseo sales, either of which would have an adverse impact on our business and results of operations.
Although the composition and use of Auryxia is currently claimed by 2 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 14 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing additional generic equivalents of Auryxia or generic equivalents of Vafseo or any of our potential future products. Our patents covering certain aspects of our products or the use thereof could be delisted from the OB because of challenges by third parties before the FDA or the courts. If our OB-listed patents are successfully challenged, narrowed or delisted by a third-party and additional generic versions of Auryxia or a generic version of Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
On March 11, 2026, Teva received approval for its ANDA for a generic version of Auryxia, which subsequently entered the market. As a result of Teva's entry into the market, we have experienced a significant reduction in volume of Auryxia sales. We expect the ongoing sales of generic versions of Auryxia, including by Teva and our AG Distributor, and of any additional generic versions of Auryxia that may be approved, will continue to have a significant adverse impact on our revenue.
Further, third parties may challenge our patent listings in the OB by asserting that the listed patents do not claim the approved drug product or an approved method of using the drug product. Such challenges may be made by ANDA or 505(b)(2) applicants, or by third parties through a citizen petition or other administrative or judicial proceeding. If a third-party is successful in challenging the propriety of our OB patent listings, the relevant patents could be delisted from the OB, which could enable generic or other competitors to obtain FDA approval of their products without the delays associated with patent certification procedures and without triggering the 30-month stay of FDA approval that applies when an ANDA or 505(b)(2) applicant makes a Paragraph IV certification. This could result in generic competition earlier than we anticipate.
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

Additional generic competition for Auryxia and generic competition for Vafseo or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
Litigation and administrative proceedings, including third-party claims of intellectual property infringement and opposition/invalidation proceedings against third-party patents, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. Competitors may infringe our patents or misappropriate our trade secrets or confidential information. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S. In addition, third parties may have or may obtain patents in the future and claim that our products or other technologies infringe their patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents are complete, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary to commercialization of our products in any jurisdiction. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, Vafseo or any product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to develop, market or sell such products or other technologies. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, there may be patents of third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We have in the past and may in the future become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our products and product candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 99

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
Recruiting and retaining qualified personnel is critical to our success. We are highly dependent on our executives, certain members of our senior management and certain key personnel. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Losing members of management and other key personnel could subject us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the loss of historical knowledge.
For example, on October 7, 2026, Nicholas Grund, our Senior Vice President and Chief Commercial Officer, notified us of his resignation, effective November 6, 2026. Although we have entered into a consulting agreement with Mr. Grund pursuant to which he has agreed to provide consulting and advisory services through April 30, 2027 to assist with the transition, if we are unable to effectively transition Mr. Grund's responsibilities or retain other key members of our commercial leadership team, our ability to commercialize our products could be adversely affected. This leadership transition, and any future changes in our senior management or key personnel, could disrupt our operations or execution of our commercialization strategy, divert management attention and resources, result in the loss of institutional knowledge and key relationships, or adversely affect employee morale and our ability to retain other key personnel.
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and commercialize our approved products and develop our product candidates. Our future financial performance and our ability to commercialize our approved products and develop our product candidates and to compete effectively depends, in part, on our ability to identify, hire, train, integrate, and retain qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. The pharmaceutical and biotechnology industries continue to face challenges in recruiting and retaining qualified employees.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 100

Our future financial performance and our ability to commercialize Auryxia and Vafseo and to compete effectively and to continue to develop our products and product candidates on the timelines we anticipate, or at all, will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing the company and, as applicable, our growth.
In addition, as we expand our development activities, we expect to grow the teams, infrastructure, and processes necessary to support these efforts. Scaling our development activities will require recruiting, training, and integrating new personnel, as well as enhancing cross-functional coordination, which may introduce additional operational complexity. For example, integrating and developing ebribafusp, which we acquired on November 28, 2025, has required, and will continue to require, significant management attention, which could divert resources from other priorities. If we are unable to successfully integrate our teams or adapt our processes to meet the demands of increased development activity, our ability to advance our product candidates and achieve our strategic objectives could be adversely affected.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 101

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
We, our collaborators, contractors and other third parties rely significantly upon information technology, including in certain instances artificial intelligence-enabled software, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our business. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet and artificial intelligence-enabled software, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. While these artificial intelligence-enabled systems can enhance efficiency and analytical capabilities, they may also introduce new vulnerabilities such as algorithmic manipulation, data poisoning, or exploitation of artificial intelligence models to gain unauthorized access or use information in ways that harm our business. We purchase our information technology from vendors or service providers, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information. We may have limited visibility into whether and how third-party providers deploy or integrate artificial intelligence in products and services on which we rely, and contractual, technical or operational safeguards may not fully prevent inappropriate processing, retention, disclosure or use of our information.
In the ordinary course of our business, we and our third-party contractors collect, store and transmit personal, confidential and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial patients and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials, including patient information. We also rely on third parties to manage patient information for Auryxia and Vafseo.
Additionally, artificial intelligence-based software is increasingly being used by us and in the biopharmaceutical industry generally. Use of artificial intelligence based software may lead to the release of confidential proprietary information, and adversarial artificial intelligence techniques could be used to reverse-engineer proprietary algorithms, infer sensitive clinical data from anonymized datasets, or bypass existing security controls, which may impact our ability to realize the benefit of our intellectual property. The secure maintenance of this sensitive information is critical to our business and reputation.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 102

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 103

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
We are also subject to trade control regulations and trade sanction laws that restrict the movement of certain goods, currency, products, materials, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer commercial and clinical product and other clinical trial supplies, and for our employees, independent contractors, principal investigators, CROs, CDMOs, consultants and vendors' ability to travel, between certain countries is subject to maintaining required licenses and complying with these laws and regulations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 104

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
As of September 30, 2026, we had approximately $59.0 million of goodwill from the Keryx Merger, $2.4 million of property and equipment and $9.7 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
•our inability to continue to develop Vafseo or our product candidates;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 105

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
In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 106

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
Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our Charter or our Bylaws, or (iv) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 107

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
On October 21, 2026, we received a deficiency letter from the Listing Qualifications Department, or the Nasdaq Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Listing Rules referred to as the minimum bid price requirement. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until April 19, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time before April 19, 2027, at which time the Nasdaq Staff will provide written notification to us that we have regained compliance with the minimum bid price requirement, unless the Nasdaq Staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.
If we do not regain compliance with the minimum bid price requirement by April 19, 2027, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would need to provide written notice to the Nasdaq Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq Staff will make a determination of whether it believes the Company will be able to cure this deficiency.
If we do not qualify for the second compliance period, or if the Nasdaq Staff grants a second compliance period, but we do not regain compliance with the minimum bid price requirement by the end of the second compliance period, the Staff will provide written notice to us that our securities are subject to delisting. Upon receipt of any delisting notice, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Hearings Panel (the “Panel”). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Nasdaq Staff to the Panel, such appeal would be successful.
We intend to monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the minimum bid price requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements of Nasdaq.
If we are unable to regain compliance with applicable Nasdaq listing standards, shares of our common stock would be subject to delisting, which could have a material adverse effect on the market for, and the liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.

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
As of September 30, 2026 and based on the amounts reported in the most recent filings made under Section 13(g) of the Exchange Act, BlackRock, Inc. beneficially owned approximately 6.9% of our outstanding shares of common stock, and State
Akebia Therapeutics, Inc. | Form 10-Q | Page 108

Street Corporation beneficially owned approximately 4.2% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock, Inc. or State Street Corporation could cause the price of our common stock to decline. In addition, as of September 30, 2026, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
In addition, we currently have on file with the SEC a shelf registration statement on Form S-3, which allows us to offer and sell up to $250.0 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $75.0 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC, of which $21.8 million remains available for future issuance and sale as of September 30, 2026.
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
As of September 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
Provisions in our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Charter and our Bylaws may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing certain members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:
•authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified Board of Directors whose members serve staggered three-year terms;
Akebia Therapeutics, Inc. | Form 10-Q | Page 109

•specify that special meetings of our stockholders can be called only by our Board of Directors pursuant to a resolution adopted by a majority of the total number of directors;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
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
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2026, we did not have any sales of unregistered securities.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 110

Akebia Therapeutics, Inc. | Form 10-Q | Page 111

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

3.3
Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 5, 2026).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1*
Second Amendment to Amended and Restated Sublicense Agreement, dated May 20, 2026, by and between Keryx Pharmaceuticals, Inc. and Shionogi & Co., Ltd. (successor to Japan Tobacco Inc.) and Torii Pharmaceuticals Co., Ltd.

10.2*!	Amendment # 5, effective as of July 24, 2026, to Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited.

10.3*!	Amendment # 3, effective as of July 24, 2026, to Supply Agreement, dated as of February 10, 2021, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited.

10.4*!	Amendment No. 6 to Master Manufacturing Services and Supply Agreement, effective July 29, 2026, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.

10.5*	Ninth Amendment to Lease between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated September 23, 2026.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed, or submitted electronically, herewith
! Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
Akebia Therapeutics, Inc. | Form 10-Q | Page 112

Akebia Therapeutics, Inc. | Form 10-Q | Page 113

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)